Form 10-Q
period 1995-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1995-11-13
CIK 837893

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 33-19133-A

          PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
       (Exact name of Registrant as specified in its charter)

           Delaware                             75-2225758
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                        79701
(Address of principal executive offices)         (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes    /x/    No   / /

                        Page 1 of 11 pages.
                      There are no exhibits.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                September 30,      December 31,
                                                    1995               1994
                                                 (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, all interest
    bearing deposits                             $   469,235       $   454,847
   Accounts receivable - affiliate                    49,201           110,141
                                                  ----------        ----------

           Total current assets                      518,436           564,988

Oil and gas properties - at cost, based on the
   successful efforts accounting method            4,834,585         4,833,333
     Accumulated depletion                        (2,346,379)       (2,144,947)
                                                  ----------        ----------

           Net oil and gas properties              2,488,206         2,688,386
                                                  ----------        ----------

                                                 $ 3,006,642       $ 3,253,374
                                                  ==========        ==========

            PARTNERS' CAPITAL

Partners' capital:
   Limited partners (11,222 interests)           $ 2,976,828       $ 3,221,145
   Managing general partner                           29,814            32,229
                                                  ----------        ----------

                                                 $ 3,006,642       $ 3,253,374
                                                  ==========        ==========



    The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                ---------------------   ---------------------
                                  1995        1994        1995        1994
                                ---------   ---------   ---------   ---------

Revenues:
   Oil and gas sales            $ 157,750   $ 211,180   $ 559,944   $ 590,399
   Interest income                  6,916       4,646      18,712      10,848
                                 --------    --------    --------    --------

         Total revenues           164,666     215,826     578,656     601,247

Costs and expenses:
   Production costs                89,439      93,306     271,285     267,178
   General and administrative
     expenses                       4,732       6,100      16,798      17,695
   Depletion                       43,066      89,937     201,432     290,642
                                 --------    --------    --------    --------

     Total costs and expenses     137,237     189,343     489,515     575,515
                                 --------    --------    --------    --------

Net income                      $  27,429   $  26,483   $  89,141   $  25,732
                                 ========    ========    ========    ========

Allocation of net income:
   Managing general partner     $     274   $     264   $     891   $     257
                                 ========    ========    ========    ========

   Limited partners             $  27,155   $  26,219   $  88,250   $  25,475
                                 ========    ========    ========    ========

Net income per limited
   partnership interest         $    2.42   $    2.34   $    7.86   $    2.27
                                 ========    ========    ========    ========

Distributions per limited
   partnership interest         $   10.49   $    9.72   $   29.64   $   27.38
                                 ========    ========    ========    ========




    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                      Managing
                                      general       Limited
                                      partner       partners        Total


Balance at January 1, 1994           $  36,001    $ 3,603,741    $ 3,639,742

    Distributions                       (3,142)      (307,257)      (310,399)

    Net income                             257         25,475         25,732
                                      --------     ----------     ----------

Balance at September 30, 1994        $  33,116    $ 3,321,959    $ 3,355,075
                                      ========     ==========     ==========


Balance at January 1, 1995           $  32,229    $ 3,221,145    $ 3,253,374

    Distributions                       (3,306)      (332,567)      (335,873)

    Net income                             891         88,250         89,141
                                      --------     ----------     ----------

Balance at September 30, 1995        $  29,814    $ 2,976,828    $ 3,006,642
                                      ========     ==========     ==========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended
                                                           September 30,
                                                        1995         1994

Cash flows from operating activities:

   Net income                                        $   89,141    $   25,732
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        201,432       290,642
   Changes in assets:
       (Increase) decrease in accounts receivable        60,940        (6,922)
                                                      ---------     ---------

          Net cash provided by operations               351,513       309,452

Cash flows from investing activities:

   Additions to oil and gas properties                   (1,252)       (7,753)

Cash flows from financing activities:

   Cash distributions to partners                      (335,873)     (310,399)
                                                      ---------     ---------

Net increase (decrease) in cash and cash
 equivalents                                             14,388        (8,700)
Cash and cash equivalents at beginning of period        454,847       491,622
                                                      ---------     ---------

Cash and cash equivalents at end of period           $  469,235    $  482,922
                                                      =========     =========



    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley Producing Properties 88-A, L.P. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 103, Midland, Texas 79701.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The Registrant was formed August 31, 1988. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into Parker & Parsley Development L.P. ("PPDLP") on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $5,611,000 representing 11,222 interests ($500 per interest) sold to a total of 525 limited partners.

Since its formation, the Registrant invested $4,910,975 in various prospects that were purchased in Texas. At September 30, 1995, the Registrant had completed one acquisition of producing properties involving the purchase of working interests in 21 properties. One uneconomical well was plugged and abandoned during 1992. The Registrant also participated in the drilling of three oil and gas wells of which two were completed as producers in 1989 and one in 1990.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $559,944 from $590,399 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 5%. The decrease in revenues resulted from a 12% decline in barrels of oil produced and sold, a 5% decline in mcf of gas produced and sold and a 6% decrease in the average price received per mcf of gas, offset by a 10% increase in the average price received per barrel of oil. For the nine months ended September 30, 1995, 23,745 barrels of oil were sold compared to 26,895 for the same period in 1994, a decrease of 3,150 barrels. For the nine months ended September 30, 1995, 89,925 mcf of gas were sold compared to 94,446 for the same period in 1994, a decrease of 4,521 mcf. Because of the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.57 from $15.73 for the nine months ended September 30, 1994 to $17.30 for the same period in 1995 while the average price received per mcf of gas decreased from $1.77 during the nine months ended September 30, 1994 to $1.66 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $489,515 for the nine months ended September 30, 1995 as compared to $575,515 for the same period in 1994, a decrease of $86,000, or 15%. This decrease resulted from declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $271,285 for the nine months ended September 30, 1995 and $267,178 for the same period in 1994 resulting in a $4,107 increase. The increase was primarily due to additional well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 5% from $17,695 for the nine months ended September 30, 1994 to $16,798 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $201,432 for the nine months ended September 30, 1995 compared to $290,642 for the same period in 1994. This represented a decrease in depletion of $89,210, or 31%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,150 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $157,750 from $211,180 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 25%. The decrease in revenues resulted from a 25% decline in barrels of oil produced and sold, an 8% decline in mcf of gas produced and sold and decreases in the average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1995, 6,722 barrels of oil were sold compared to 8,932 for the same period in 1994, a decrease of 2,210 barrels. For the three months ended September 30, 1995, 30,158 mcf of gas were sold compared to 32,892 for the same period in 1994, a decrease of 2,734 mcf. The decline in oil and gas production was due to the decline characteristics of the oil and gas properties.

The average price received per barrel of oil decreased 4% from $17.30 for the three months ended September 30, 1994 to $16.55 for the same period in 1995, while the average price received per mcf of gas decreased 10% from $1.72 during the three months ended September 30, 1994 to $1.54 in 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $137,237 for the three months ended September 30, 1995 as compared to $189,343 for the same period in 1994, a decrease of $52,106, or 28%. This decrease was due to reductions in production costs, depletion and G&A.

Production costs were $89,439 for the three months ended September 30, 1995 and $93,306 for the same period in 1994, resulting in a $3,867 decrease, or 4%. The decrease was primarily attributable to declines in well repair and maintenance costs and production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 22% from $6,100 for the three months ended September 30, 1994 to $4,732 for the same period in 1995.

Depletion was $43,066 for the three months ended September 30, 1995 compared to $89,937 for the same period in 1994. This represented a decrease in depletion of $46,871, or 52%. Oil production decreased 2,210 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $351,513 during the nine months ended September 30, 1995, a 14% increase from the same period ended September 30, 1994, resulting from an increase in oil and gas sales and a decline in production costs. The increase in oil and gas sales was attributable to higher average prices received for oil. The decline in production costs was due to less well repair and maintenance.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's principal investing activities during the nine months ended September 30, 1995 was for repair and maintenance activity on various oil and gas properties.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $335,873 of which $332,567 was distributed to the limited partners and $3,306 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $310,399 of which $307,257 was distributed to the limited partners and $3,142 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                           PART II. OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits - none

     (b)   Reports on Form 8-K - none

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PARKER & PARSLEY PRODUCING
                                    PROPERTIES 88-A, L.P.

                               By:  Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  November 9, 1995       By:  /s/ Steven L. Beal
                                    ----------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA