Form 10-Q
period 1996-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1996-05-14
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

        / x /    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996
                                       or
        /   /    Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                 For the transition period from _______ to _______

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

                                Yes / x / No / /

                               Page 1 of 10 pages.
                             -There are no exhibits-

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS



                                                  March 31,        December 31,
                                                    1996               1995
                                                 -----------       ------------
                                                 (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, all interest
     bearing deposits                            $   431,851       $    444,066
  Accounts receivable - affiliate                     98,565             74,105
                                                  ----------         ----------

        Total current assets                         530,416            518,171

Oil and gas properties - at cost, based on the
  successful efforts accounting method             4,834,585          4,834,585
     Accumulated depletion                        (2,813,042)        (2,774,101)
                                                  ----------         ----------

        Net oil and gas properties                 2,021,543          2,060,484
                                                  ----------         ----------

                                                 $ 2,551,959        $ 2,578,655
                                                  ==========         ==========

            PARTNERS' CAPITAL

Partners' capital:
  Limited partners (11,222 interests)            $ 2,526,459        $ 2,553,220
  Managing general partner                            25,500             25,435
                                                  ----------         ----------

                                                 $ 2,551,959        $ 2,578,655
                                                  ==========         ==========


        The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three months ended
                                                          March 31,
                                                 ---------------------------
                                                    1996             1995
                                                 ----------       ----------
Revenues:
  Oil and gas sales                              $  203,497       $  208,060
  Interest income                                     4,595            5,239
                                                  ---------        ---------

         Total revenues                             208,092          213,299

Costs and expenses:
  Production costs                                   82,391           92,759
  General and administrative expenses                 6,105            6,242
  Depletion                                          38,941           93,458
                                                  ---------        ---------

         Total costs and expenses                   127,437          192,459
                                                  ---------        ---------

Net income                                       $   80,655       $   20,840
                                                  =========        =========

Allocation of net income:
  Managing general partner                       $      806       $      208
                                                  =========        =========

  Limited partners                               $   79,849       $   20,632
                                                  =========        =========

Net income per limited partnership interest      $     7.12       $     1.84
                                                  =========        =========

Distributions per limited partnership interest   $     9.50       $    10.00
                                                  =========        =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                 Managing
                                 general        Limited
                                 partner        partners          Total
                               -----------     -----------     -----------

Balance at January 1, 1995     $    32,229     $ 3,221,145     $ 3,253,374

    Distributions                   (1,189)       (112,221)       (113,410)

    Net income                         208          20,632          20,840
                                ----------      ----------      ----------

Balance at March 31, 1995      $    31,248     $ 3,129,556     $ 3,160,804
                                ==========      ==========      ==========


Balance at January 1, 1996     $    25,435     $ 2,553,220     $ 2,578,655

    Distributions                     (741)       (106,610)       (107,351)

    Net income                         806          79,849          80,655
                                ----------      ----------      ----------

Balance at March 31, 1996      $    25,500     $ 2,526,459     $ 2,551,959
                                ==========      ==========      ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        1996           1995
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $   80,655     $   20,840
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depletion                                            38,941         93,458
  Changes in assets:
    (Increase) decrease in accounts receivable          (24,460)        11,654
                                                      ---------      ---------

       Net cash provided by operating activities         95,136        125,952

Cash flows from investing activities:
  Additions to oil and gas properties                        -            (257)

Cash flows from financing activities:
  Cash distributions to partners                       (107,351)      (113,410)
                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents    (12,215)        12,285
Cash and cash equivalents at beginning of period        444,066        454,847
                                                      ---------      ---------

Cash and cash equivalents at end of period           $  431,851     $  467,132
                                                      =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


Note 1.

Parker & Parsley Producing Properties 88-A, L.P. (the "Registrant") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations(1)

The Registrant was formed August 31, 1988. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $5,611,000 representing 11,222 interests ($500 per interest) sold to a total of 525 limited partners.

Since its formation, the Registrant invested $4,910,975 in various prospects that were purchased in Texas. At March 31, 1996, the Registrant had completed one acquisition of producing properties involving the purchase of working interest in 21 properties. One uneconomical well was plugged and abandoned during 1992. The Registrant also participated in the drilling of three oil and gas wells of which two were completed as producers in 1989 and one in 1990.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $203,497 from $208,060 for the three months ended March 31, 1996 and 1995, respectively, a decrease of 2%. The decrease in revenues was attributable to a 15% decrease in barrels of oil produced and sold and a slight decrease in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended March 31, 1996, 7,633 barrels of oil were sold compared to 8,986 for the same period in 1995, a decrease of 1,353 barrels. For the three months ended March 31, 1996, 27,921 mcf of gas were sold compared to 28,268 for the same period in 1995, a decrease of 347 mcf. Because of the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.53, or 9%, from $17.18 for the three months ended March 31, 1995 to $18.71 for the same period in 1996 while the average price received per mcf of gas increased 14% from $1.90 during the three months ended March 31, 1995 to $2.17 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $127,437 for the three months ended March 31, 1996 as compared to $192,459 for the same period in 1995, a decrease of $65,022, or 34%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $82,391 for the three months ended March 31, 1996 and $92,759 for the same period in 1995 resulting in a $10,368 decrease, or 11%. The decrease was the result of a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 2% from $6,242 for the three months ended March 31, 1995 to $6,105 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $38,941 for the three months ended March 31, 1996 compared to $93,458 for the same period in 1995. This represented a decrease in depletion of $54,517, or 58%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,353 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 20,541 barrels, or 5%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $95,136 for the three months ended March 31, 1996, a $30,816, or 24%, decrease from the same period ended March 31, 1995. This decrease was due to an increase in expenditures for production costs, offset by an increase in oil and gas sales receipts. The increase in production cost expenditures was primarily due to additional well repair and maintenance costs. The increase in oil and gas sales receipts was due to higher average prices received for both oil and gas.

Net Cash Used in Investing Activities

The Registrant's principal investing activities for the three months ended March 31, 1995 included $257 in expenditures related to repair and maintenance activity on various oil and gas properties. There was no investing activity for the three months ended March 31, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $107,351 of which $106,610 was distributed to the limited partners and $741 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $113,410 of which $112,221 was distributed to the limited partners and $1,189 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement.

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


                                    PARKER & PARSLEY PRODUCING
                                    PROPERTIES 88-A, L.P.

                              By:   Parker & Parsley Development L.P.,
                                    Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  May 13, 1996          By:    /s/ Steven L. Beal
                                    -------------------------------------
                                    Steven L. Beal, Senior Vice President
                                    and Chief Financial Officer of PPUSA