Form 10-Q
period 1996-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1996-08-09
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       1996           1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $411,081 at June 30 and
    $444,066 at December 31                        $   411,281     $   444,066
  Accounts receivable - affiliate                      121,428          74,105
                                                    ----------      ----------

        Total current assets                           532,709         518,171

Oil and gas properties - at cost, based on the
  successful efforts accounting method               4,841,060       4,834,585
    Accumulated depletion                           (2,852,337)     (2,774,101)
                                                    ----------      ----------

        Net oil and gas properties                   1,988,723       2,060,484
                                                    ----------      ----------

                                                   $ 2,521,432     $ 2,578,655
                                                    ==========      ==========
            PARTNERS' CAPITAL

Partners' capital:
  Limited partners (11,222 interests)              $ 2,496,600     $ 2,553,220
  Managing general partner                              24,832          25,435
                                                    ----------      ----------

                                                   $ 2,521,432     $ 2,578,655
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas sales               $ 222,322   $ 194,134   $ 425,819   $ 402,194
  Interest income                     4,844       6,557       9,439      11,796
                                   --------    --------    --------    --------

      Total revenues                227,166     200,691     435,258     413,990

Costs and expenses:
  Production costs                   86,584      89,087     168,975     181,846
  General and administrative
   expenses                           6,670       5,824      12,775      12,066
  Depletion                          39,295      64,908      78,236     158,366
                                   --------    --------    --------    --------

      Total costs and expenses      132,549     159,819     259,986     352,278
                                   --------    --------    --------    --------

Net income                        $  94,617   $  40,872   $ 175,272   $  61,712
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     947   $     409   $   1,753   $     617
                                   ========    ========    ========    ========

  Limited partners                $  93,670   $  40,463   $ 173,519   $  61,095
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    8.34   $    3.60   $   15.46   $    5.44
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $   11.01   $    9.15   $   20.51   $   19.15
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general      Limited
                                        partner      partners       Total
                                       ---------    ----------    ----------

Balance at January 1, 1995             $  32,229    $3,221,145    $3,253,374

    Distributions                         (2,271)     (214,923)     (217,194)

    Net income                               617        61,095        61,712
                                        --------     ---------     ---------

Balance at June 30, 1995               $  30,575    $3,067,317    $3,097,892
                                        ========     =========     =========


Balance at January 1, 1996             $  25,435    $2,553,220    $2,578,655

    Distributions                         (2,356)     (230,139)     (232,495)

    Net income                             1,753       173,519       175,272
                                        --------     ---------     ---------

Balance at June 30, 1996               $  24,832    $2,496,600    $2,521,432
                                        ========     =========     =========









         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                         1996           1995
                                                      ---------      ---------
Cash flows from operating activities:

 Net income                                           $ 175,272      $  61,712
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depletion                                            78,236        158,366
 Changes in assets:
    (Increase) decrease in accounts receivable          (47,323)        21,312
                                                       --------       --------

       Net cash provided by operating activities        206,185        241,390

Cash flows from investing activities:

 Additions to oil and gas properties                     (6,475)        (1,252)

Cash flows from financing activities:

 Cash distributions to partners                        (232,495)      (217,194)
                                                      ---------       --------

Net increase (decrease) in cash and cash equivalents    (32,785)        22,944
Cash and cash equivalents at beginning of period        444,066        454,847
                                                      ---------       --------

Cash and cash equivalents at end of period           $  411,281      $ 477,791
                                                      =========       ========






         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

NOTE 1.

Parker & Parsley Producing Properties 88-A, L.P. (the "Registrant") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas production in Texas is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $425,819 from $402,194 for the six months ended June 30, 1996 and 1995, respectively, an increase of 6%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by decreases in barrels of oil and mcf of gas produced and sold. For the six months ended June 30, 1996, 15,380 barrels of oil were sold compared to 17,023 for the same period in 1995, a decrease of 1,643 barrels, or 10%. For the six months ended June 30, 1996, 51,253 mcf of gas were sold compared to 59,767 for the same period in 1995, a decrease of 8,514 mcf, or 14%. Because of the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.69, or 15%, from $17.59 for the six months ended June 30, 1995 to $20.28 for the same period in 1996 while the average price received per mcf of gas increased 29% from $1.72 during the six months ended June 30, 1995 to $2.22 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $259,986 for the six months ended June 30, 1996 as compared to $352,278 for the same period in 1995, a decrease of $92,292, or 26%. This decrease was the result of reduced production costs and a decline in depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $168,975 for the six months ended June 30, 1996 and $181,846 for the same period in 1995, resulting in a $12,871 decrease, or 7%, attributable to less well repair and maintenance costs, offset by an increase in production taxes due to the increase in oil and gas revenues.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 6% from $12,066 for the six months ended June 30, 1995 to $12,775 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $78,236 for the six months ended June 30, 1996 compared to $158,366 for the same period in 1995. This represented a decrease in depletion of $80,130, or 51%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 1,643 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 20,541, or 5%.

Three months ended June 30, 1996 compared with three months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $222,322 from $194,134 for the three months ended June 30, 1996 and 1995, respectively, an increase of 15%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by declines in barrels of oil and mcf of gas produced and sold. For the three months ended June 30, 1996, 7,747 barrels of oil were sold compared to 8,037 for the same period in 1995, a decrease of 290 barrels, or 4%. For the three months ended June 30, 1996, 23,332 mcf of gas were sold compared to 31,499 for the same period in 1995, a decrease of 8,167 mcf, or 26%. The declines in production volumes were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.78, or 21%, from $18.05 for the three months ended June 30, 1995 to $21.83 for the same period in 1996 while the average price received per mcf of gas increased 46% from $1.56 during the three months ended June 30, 1995 to $2.28 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $132,549 for the three months ended June 30, 1996 as compared to $159,819 for the same period in 1995, a decrease of $27,270, or 17%. This decrease was the result of reduced production costs and a decline in depletion, offset by an increase in G&A.

Production costs were $86,584 for the three months ended June 30, 1996 and $89,087 for the same period in 1995 resulting in a $2,503 decrease, or 3%, attributable to less well repair and maintenance costs, offset by an increase in production taxes due to the increase in oil and gas revenues.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 15% from $5,824 for the three months ended June 30, 1995 to $6,670 for the same period in 1996.

Depletion was $39,295 for the three months ended June 30, 1996 compared to $64,908 for the same period in 1995. This represented a decrease in depletion of $25,613, or 39%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 290 barrels for the three months ended June 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $35,205 from the same period ended June 30, 1995. This decrease was primarily due to an increase in production costs paid, offset by an increase in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's investing activities during the six months ended June 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $232,495 of which $230,139 was distributed to the limited partners and $2,356 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $217,194 of which $214,923 was distributed to the limited partners and $2,271 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.



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


                                     PARKER & PARSLEY PRODUCING
                                      PROPERTIES 88-A, L.P.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner
                                     By:  Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  August 8, 1996         By:    /s/ Steven L. Beal
                                     ------------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA