Form 10-Q
period 1996-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1996-11-06
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


        / x /    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                             -There are no exhibits-

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   .................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7



Part II.    Other Information.......................................   10

              Signatures............................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                 September 30,     December 31,
                                                     1996              1995
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including
     interest bearing deposits of $411,418
     at September 30 and $444,066 at
     December 31                               $      411,618    $     444,066
   Accounts receivable - affiliate                    120,420           74,105
                                                 ------------      -----------

           Total current assets                       532,038          518,171
                                                 ------------      -----------

Oil and gas properties - at cost, based on
   the successful efforts accounting method         4,842,434        4,834,585
     Accumulated depletion                         (2,884,568)      (2,774,101)
                                                 ------------      -----------

           Net oil and gas properties               1,957,866        2,060,484
                                                 ------------      -----------

                                               $    2,489,904    $   2,578,655
                                                =============     ============

            PARTNERS' CAPITAL

Partners' capital:
   Limited partners (11,222 interests)         $    2,465,334    $   2,553,220
   Managing general partner                            24,570           25,435
                                                 ------------      -----------

                                               $    2,489,904    $   2,578,655
                                                =============     ============

  The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                                ---------------------     ---------------------
                                  1996         1995         1996        1995
                                ---------   ---------     ---------   ---------

Revenues:
   Oil and gas                  $ 224,719   $ 157,750     $ 650,538   $ 559,944
   Interest                         4,946       6,916        14,385      18,712
                                 --------    --------      --------    --------

                                  229,665     164,666       664,923     578,656
                                 --------    --------      --------    --------
Costs and expenses:
   Oil and gas production          93,844      89,439       262,819     271,285
   General and administrative       6,741       4,732        19,516      16,798
   Depletion                       32,231      43,066       110,467     201,432
                                 --------    --------      --------    --------

                                  132,816     137,237       392,802     489,515
                                 --------    --------      --------    --------

Net income                      $  96,849   $  27,429     $ 272,121   $  89,141
                                 ========    ========      ========    ========
Allocation of net income:
   Managing general partner     $     968   $     274     $   2,721   $     891
                                 ========    ========      ========    ========

   Limited partners             $  95,881   $  27,155     $ 269,400   $  88,250
                                 ========    ========      ========    ========
Net income per limited
   partnership interest         $    8.55   $    2.42     $   24.01   $    7.86
                                 ========    ========      ========    ========
Distributions per limited
   partnership interest         $   11.33   $   10.49     $   31.84   $   29.64
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners          Total
                                    ---------     -----------     -----------

Balance at January 1, 1996          $  25,435     $ 2,553,220     $ 2,578,655

    Distributions                      (3,586)       (357,286)       (360,872)

    Net income                          2,721         269,400         272,121
                                      -------       ---------      ----------

Balance at September 30, 1996       $  24,570     $ 2,465,334     $ 2,489,904
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                          September 30,
                                                       1996           1995
                                                    ----------     ----------
Cash flows from operating activities:

 Net income                                       $  272,121     $   89,141
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depletion                                        110,467        201,432
 Changes in assets:
    (Increase) decrease in accounts receivable       (46,315)        60,940
                                                   ---------      ---------

       Net cash provided by operations               336,273        351,513
                                                   ---------      ---------

Cash flows from investing activities:

   Additions to oil and gas properties                (7,849)        (1,252)

Cash flows from financing activities:

   Cash distributions to partners                   (360,872)      (335,873)
                                                   ---------      ---------

Net increase (decrease) in cash and cash
  equivalents                                        (32,448)        14,388
Cash and cash equivalents at beginning
  of period                                          444,066        454,847
                                                   ---------      ---------

Cash and cash equivalents at end of period        $  411,618     $  469,235
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley Producing Properties 88-A, L.P. (the "Registrant") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 103, Midland, Texas 79701.

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $650,538 from $559,944 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 16%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 3% decline in barrels of oil produced and sold and a 14% decline in mcf of gas produced and sold.

For the nine months ended September 30, 1996, 23,091 barrels of oil were sold compared to 23,745 for the same period in 1995, a decrease of 654 barrels. For the nine months ended September 30, 1996, 77,668 mcf of gas were sold compared to 89,925 for the same period in 1995, a decrease of 12,257 mcf. Because of the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.49, or 20%, from $17.30 for the nine months ended September 30, 1995 to $20.79 for the same period in 1996 while the average price received per mcf of gas increased 32% from $1.66 during the nine months ended September 30, 1995 to $2.19 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $392,802 for the nine months ended September 30, 1996 as compared to $489,515 for the same period in 1995, a decrease of $96,713, or 20%. This decrease resulted from declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $262,819 for the nine months ended September 30, 1996 and $271,285 for the same period in 1995 resulting in an $8,466 decrease, or 3%. The decrease was primarily due to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 16% from $16,798 for the nine months ended September 30, 1995 to $19,516 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $110,467 for the nine months ended September 30, 1996 compared to $201,432 for the same period in 1995, representing a decrease of $90,965, or 45%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 654 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $224,719 from $157,750 for the three months ended September 30, 1996 and 1995, respectively, an increase of 42%. The increase in revenues resulted from a 15% increase in barrels of oil produced and sold and higher average prices received per barrel and oil and mcf of gas, offset by a 12% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 7,711 barrels of oil were sold compared to 6,722 for the same period in 1995, an increase of 989 barrels, resulting from operational changes on several wells. For the three months ended September 30, 1996, 26,415 mcf of gas were sold compared to 30,158 for the same period in 1995, a decrease of 3,743 mcf. The decline in gas production was due to the decline characteristics of the oil and gas properties.

The average price received per barrel of oil increased $5.26, or 32% from $16.55 for the three months ended September 30, 1995 to $21.81 for the same period in 1996, while the average price received per mcf of gas increased 39% from $1.54 during the three months ended September 30, 1995 to $2.14 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $132,816 for the three months ended September 30, 1996 as compared to $137,237 for the same period in 1995, a decrease of $4,421, or 3%. This decrease was due to a decline in depletion, offset by additional production costs and G&A.

Production costs were $93,844 for the three months ended September 30, 1996 and $89,439 for the same period in 1995, resulting in a $4,405 increase, or 5%. The increase was primarily attributable to additional production taxes due to the increase in oil and gas revenues.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 42% from $4,732 for the three months ended September 30, 1995 to $6,741 for the same period in 1996.

Depletion was $32,231 for the three months ended September 30, 1996 compared to $43,066 for the same period in 1995, representing a decrease in depletion of $10,835, or 25%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121, (ii) a reduction in oil production of 989 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $15,240 during the nine months ended September 30, 1996 from the same period ended September 30, 1995, resulting from an increase in production costs paid, offset by an increase in oil and gas sales received.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the nine months ended September 30, 1996 was related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $360,872 of which $357,286 was distributed to the limited partners and $3,586 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $335,873 of which $332,567 was distributed to the limited partners and $3,306 to the managing general partner.

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

None.

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


                                      PARKER & PARSLEY PRODUCING
                                       PROPERTIES 88-A, L.P.

                                By:   Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:  Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  November 6, 1996       By:   /s/ Steven L. Beal
                                      ---------------------------------------
                                      Steven L. Beal, Senior Vice President
                                        and Chief Financial Officer of PPUSA