Form 10-Q
period 1997-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1997-05-13
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996........................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997.....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................    9

           27.    Financial Data Schedule

           Signatures.................................................   10

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS



                                                    March 31,     December 31,
                                                      1997            1996
                                                  -----------     ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $444,641 at March 31
     and $430,432 at December 31                  $   444,709      $   430,500
  Accounts receivable - affiliate                     116,723          150,093
                                                   ----------       ----------
        Total current assets                          561,432          580,593
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              4,845,222        4,842,343
Accumulated depletion                              (2,972,358)      (2,931,081)
                                                   ----------       ----------
        Net oil and gas properties                  1,872,864        1,911,262
                                                   ----------       ----------
                                                  $ 2,434,296      $ 2,491,855
                                                   ==========       ==========
            PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                        $     23,864     $    24,280
  Limited partners (11,222 interests)                2,410,432       2,467,575
                                                   -----------      ----------
                                                  $  2,434,296     $ 2,491,855
                                                   ===========      ==========




  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                    -------------------------
                                                       1997           1996
                                                    ----------     ----------
Revenues:
  Oil and gas                                       $  241,031     $  203,497
  Interest                                               4,421          4,595
                                                     ---------      ---------
                                                       245,452        208,092
                                                     ---------      ---------
Costs and expenses:
  Oil and gas production                                87,484         82,391
  General and administrative                             7,216          6,105
  Depletion                                             41,277         38,941
                                                     ---------      ---------
                                                       135,977        127,437
                                                     ---------      ---------
Net income                                          $  109,475     $   80,655
                                                     =========      =========
Allocation of net income:
  Managing general partner                          $    1,095     $      806
                                                     =========      =========
  Limited partners                                  $  108,380     $   79,849
                                                     =========      =========
Net income per limited partnership interest         $     9.66     $     7.12
                                                     =========      =========
Distributions per limited partnership interest      $    14.75     $     9.50
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                     ---------     ----------     ----------


Balance at January 1, 1997           $  24,280     $2,467,575     $2,491,855

    Distributions                       (1,511)      (165,523)      (167,034)

    Net income                           1,095        108,380        109,475
                                      --------      ---------      ---------
Balance at March 31, 1997            $  23,864     $2,410,432     $2,434,296
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  109,475    $   80,655
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                            41,277        38,941
  Changes in assets:
      (Increase) decrease in accounts receivable           33,370       (24,460)
                                                        ---------     ---------
        Net cash provided by operating activities         184,122        95,136
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (2,879)          -

Cash flows from financing activities:
  Cash distributions to partners                         (167,034)     (107,351)
                                                        ----------    ---------
Net increase (decrease) in cash and cash equivalents       14,209       (12,215)
Cash and cash equivalents at beginning of period          430,500       444,066
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  444,709    $  431,851
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $241,031 from $203,497 for the three months ended March 31, 1997 and 1996, respectively, an increase of 18%. The increase in revenues was attributable to higher average prices received per barrel of oil and mcf of gas and a slight increase in barrels of oil produced and sold, offset by a 10% decrease in mcf of gas produced and sold. For the three months ended March 31, 1997, 7,704 barrels of oil were sold compared to 7,633 for the same period in 1996, an increase of 71 barrels. For the three months ended March 31, 1997, 25,117 mcf of gas were sold compared to 27,921 for the same period in 1996, a decrease of 2,804 mcf. The decrease in mcf of gas produced and sold was primarily due to the decline characteristics of the Partnership's oil and gas properties. The increase in barrels of oil produced and sold was the result of operational changes on several wells. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.88, or 15%, from $18.71 for the three months ended March 31, 1996 to $21.59 for the same period in 1997, while the average price received per mcf of gas increased 37% from $2.17 during the three months ended March 31, 1996 to $2.97 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses increased to $135,977 for the three months ended March 31, 1997 as compared to $127,437 for the same period in 1996, an increase of $8,540, or 7%. This increase was due to increases in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $87,484 for the three months ended March 31, 1997 and $82,391 for the same period in 1996 resulting in a $5,093 increase, or 6%. This increase was the result of an increase in well repair and maintenance costs and higher production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 18% from $6,105 for the three months ended March 31, 1996 to $7,216 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $41,277 for the three months ended March 31, 1997 compared to $38,941 for the same period in 1996. This represented an increase in depletion of $2,366, or 6%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $88,986 for the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities for the three months ended March 31, 1997 were related to the addition of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $167,034 of which $165,523 was distributed to the limited partners and $1,511 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $107,351 of which $106,610 was distributed to the limited partners and $741 to the managing general partner.

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

       27.    Financial Data Schedule

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


                                     PARKER & PARSLEY PRODUCING
                                     PROPERTIES 88-A, L.P.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  May 13, 1997           By:   /s/ Steven L. Beal
                                     ------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA