Form 10-Q
period 1997-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1997-08-08
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                           Exhibit index on page 10.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   ....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1997 and 1996...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.   Financial Data Schedule

           Signatures.................................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1997           1996
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $396,070 at June 30 and
    $430,432 at December 31                         $   396,270    $   430,500
  Accounts receivable - affiliate                        95,220        150,093
                                                     ----------     ----------
        Total current assets                            491,490        580,593
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                4,845,135      4,842,343
Accumulated depletion                                (3,012,314)    (2,931,081)
                                                     ----------     ----------
        Net oil and gas properties                    1,832,821      1,911,262
                                                     ----------     ----------
                                                    $ 2,324,311    $ 2,491,855
                                                     ==========     ==========
            PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                          $     22,913   $    24,280
  Limited partners (11,222 interests)                  2,301,398     2,467,575
                                                     -----------    ----------
                                                    $  2,324,311   $ 2,491,855
                                                     ===========    ==========



   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended         Six months ended
                                       June 30,                  June 30,
                                ---------------------     ---------------------
                                   1997        1996          1997        1996
                                ---------   ---------     ---------   ---------
Revenues:
  Oil and gas                   $ 183,157   $ 222,322     $ 424,188   $ 425,819
  Interest                          5,387       4,844         9,808       9,439
                                 --------    --------      --------    --------
                                  188,544     227,166       433,996     435,258
                                 --------    --------      --------    --------
Costs and expenses:
  Oil and gas production           77,516      86,584       165,000     168,975
  General and administrative        5,510       6,670        12,726      12,775
  Depletion                        39,956      39,295        81,233      78,236
                                 --------    --------      --------    --------
                                  122,982     132,549       258,959     259,986
                                 --------    --------      --------    --------
Net income                      $  65,562   $  94,617     $ 175,037   $ 175,272
                                 ========    ========      ========    ========
Allocation of net income:
  Managing general partner      $     655   $     947     $   1,750   $   1,753
                                 ========    ========      ========    ========
  Limited partners              $  64,907   $  93,670     $ 173,287   $ 173,519
                                 ========    ========      ========    ========
Net income per limited
  partnership interest          $    5.78   $    8.34     $   15.44   $   15.46
                                 ========    ========      ========    ========
Distributions per limited
  partnership interest          $   15.50   $   11.01     $   30.25   $   20.51
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                    ---------     ----------     -----------

Balance at January 1, 1997          $  24,280     $2,467,575     $2,491,855

    Distributions                      (3,117)      (339,464)      (342,581)

    Net income                          1,750        173,287        175,037
                                     --------      ---------      ---------

Balance at June 30, 1997            $  22,913     $2,301,398     $2,324,311
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------
Cash flows from operating activities:

 Net income                                          $  175,037     $  175,272
 Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         81,233         78,236
 Changes in assets:
       (Increase) decrease in accounts receivable        54,873        (47,323)
                                                      ---------      ---------
         Net cash provided by operating activities      311,143        206,185
                                                      ---------      ---------
Cash flows from investing activities:

 Additions to oil and gas properties                     (2,792)        (6,475)

Cash flows from financing activities:

 Cash distributions to partners                        (342,581)      (232,495)
                                                      ---------      ---------
Net decrease in cash and cash equivalents               (34,230)       (32,785)
Cash and cash equivalents at beginning of period        430,500        444,066
                                                      ---------      ---------
Cash and cash equivalents at end of period           $  396,270     $  411,281
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased slightly to $424,188 from $425,819 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a decline in the average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the six months ended June 30, 1997, 14,745 barrels of oil were sold compared to 15,380 for the same period in 1996, a decrease of 635 barrels, or 4%. For the six months ended June 30, 1997, 49,284 mcf of gas were sold compared to 51,253 for the same period in 1996, a decrease of 1,969 mcf, or 4%. Because of the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.28 for the six months ended June 30, 1996 to $20.20 for the same period in 1997, while the average price received per mcf of gas increased 15% from $2.22 during the six months ended June 30, 1996 to $2.56 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $258,959 for the six months ended June 30, 1997 as compared to $259,986 for the same period in 1996, a decrease of $1,027. This decrease was the result of reduced production costs and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $165,000 for the six months ended June 30, 1997 and $168,975 for the same period in 1996, resulting in a $3,975 decrease attributable to declines in well repair and maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased slightly from $12,775 for the six months ended June 30, 1996 to $12,726 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $81,233 for the six months ended June 30, 1997 compared to $78,236 for the same period in 1996. This represented an increase in depletion of $2,997, or 4%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 18% to $183,157 from $222,322 for the three months ended June 30, 1997 and 1996, respectively. The decrease in revenues resulted from a decline in average prices received per barrel of oil and mcf of gas produced and sold and a decline in barrels of oil produced and sold, offset by an increase in mcf of gas produced and sold. For the three months ended June 30, 1997, 7,041 barrels of oil were sold compared to 7,747 for the same period in 1996, a decrease of 706 barrels, or 9%. For the three months ended June 30, 1997, 24,167 mcf of gas were sold compared to 23,332 for the same period in 1996, an increase of 835 mcf, or 4%. The decline in oil production volumes were due to the decline characteristics of the Partnership's oil and gas properties, while the slight increase in gas production was due to operational changes on several wells.

The average price received per barrel of oil decreased $3.16, or 14%, from $21.83 for the three months ended June 30, 1996 to $18.67 for the same period in 1997, while the average price received per mcf of gas decreased 6% from $2.28 during the three months ended June 30, 1996 to $2.14 for the same period in 1997.

Costs and Expenses:

Total costs and expenses decreased to $122,982 for the three months ended June 30, 1997 as compared to $132,549 for the same period in 1996, a decrease of $9,567, or 7%. This decrease was the result of reduced production costs and G&A, offset by an increase in depletion.

Production costs were $77,516 for the three months ended June 30, 1997 and $86,584 for the same period in 1996 resulting in a $9,068 decrease, or 10%, attributable to declines in well repair and maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 17% from $6,670 for the three months ended June 30, 1996 to $5,510 for the same period in 1997.

Depletion was $39,956 for the three months ended June 30, 1997 compared to $39,295 for the same period in 1996. This represented an increase in depletion of $661 primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $104,958 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was primarily due to an increase in oil and gas sales receipts and a decline in production costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $342,581 of which $3,117 was distributed to the managing general partner and $339,464 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $232,495 of which $2,356 was distributed to the managing general partner and $230,139 to the limited partners.

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


                                      PARKER & PARSLEY PRODUCING
                                      PROPERTIES 88-A, L.P.

                                 By:  Parker & Parsley Development L.P.,
                                        Managing General Partner
                                      By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 8, 1997           By:  /s/ Rich Dealy
                                      --------------------------------
                                      Rich Dealy, Controller of PPUSA