Form 10-Q
period 1997-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1997-11-13
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

 / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   ......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996...................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997...................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996................................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   10

           27.   Financial Data Schedule

           Signatures...................................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information


Item 1.   Financial Statements


                                 BALANCE SHEETS


                                                   September 30,   December 31,
                                                       1997           1996
                                                   ------------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $375,386 at September 30
     and $430,432 at December 31                   $    375,586    $   430,500
   Accounts receivable - affiliate                       87,800        150,093
                                                    -----------     ----------
           Total current assets                         463,386        580,593
                                                    -----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               4,845,828      4,842,343
Accumulated depletion                                (3,048,862)    (2,931,081)
                                                    -----------     ----------
           Net oil and gas properties                 1,796,966      1,911,262
                                                    -----------     ----------
                                                   $  2,260,352    $ 2,491,855
                                                    ===========     ==========

            PARTNERS' CAPITAL

Partners' capital:
   Managing general partner                        $     22,256   $    24,280
   Limited partners (11,222 interests)                2,238,096     2,467,575
                                                    -----------     ---------
                                                   $  2,260,352   $ 2,491,855
                                                    ===========    ==========




The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended       Nine months ended
                                    September 30,            September 30,
                                ---------------------    ---------------------
                                   1997        1996         1997        1996
                                ---------   ---------    ---------   ---------
Revenues:
   Oil and gas                  $ 175,612   $ 224,719    $ 599,800   $ 650,538
   Interest                         4,735       4,946       14,543      14,385
                                 --------    --------     --------    --------
                                  180,347     229,665      614,343     664,923
                                 --------    --------     --------    --------
Costs and expenses:
   Oil and gas production          86,285      93,844      251,285     262,819
   General and administrative       5,268       6,741       17,994      19,516
   Depletion                       36,548      32,231      117,781     110,467
                                 --------    --------     --------    --------
                                  128,101     132,816      387,060     392,802
                                 --------    --------     --------    --------
Net income                      $  52,246   $  96,849    $ 227,283   $ 272,121
                                 ========    ========     ========    ========
Allocation of net income:
   Managing general partner     $     523   $     968    $   2,273   $   2,721
                                 ========    ========     ========    ========
   Limited partners             $  51,723   $  95,881    $ 225,010   $ 269,400
                                 ========    ========     ========    ========
Net income per limited
   partnership interest         $    4.61   $    8.55    $   20.05   $   24.01
                                 ========    ========     ========    ========
Distributions per limited
   partnership interest         $   10.25   $   11.33    $   40.50   $   31.84
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general       Limited
                                    partner       partners         Total
                                   ---------     ----------     ----------

Balance at January 1, 1997         $  24,280     $2,467,575     $2,491,855

    Distributions                     (4,297)      (454,489)      (458,786)

    Net income                         2,273        225,010        227,283
                                    --------      ---------      ---------

Balance at September 30, 1997      $  22,256     $2,238,096     $2,260,352
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                      ------------------------
                                                          1997         1996
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  227,283    $  272,121
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                        117,781       110,467
   Changes in assets:
        (Increase) decrease in accounts receivable        62,293       (46,315)
                                                       ---------     ---------
               Net cash provided by operations           407,357       336,273
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (3,485)       (7,849)

Cash flows from financing activities:
   Cash distributions to partners                       (458,786)     (360,872)
                                                       ---------     ---------
Net decrease in cash and cash equivalents                (54,914)      (32,448)
Cash and cash equivalents at beginning of period         430,500       444,066
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  375,586    $  411,618
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 103, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities & Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 8% to $599,800 from $650,538 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the nine months ended September 30, 1997, 21,380 barrels of oil were sold compared to 23,091 for the same period in 1996, a decrease of 1,711 barrels, or 7%. For the nine months ended September 30, 1997, 75,316 mcf of gas were sold compared to 77,668 for the same period in 1996, a decrease of 2,352 mcf, or 3%. Because of the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.25, or 6%, from $20.79 for the nine months ended September 30, 1996 to $19.54 for the same period in 1997, while the average price received per mcf of gas increased 10% from $2.19 during the nine months ended September 30, 1996 to $2.42 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $387,060 for the nine months ended September 30, 1997 as compared to $392,802 for the same period in 1996, a decrease of $5,742. This decrease resulted from declines in production costs and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $251,285 for the nine months ended September 30, 1997 and $262,819 for the same period in 1996 resulting in an $11,534 decrease, or 4%. The decrease was primarily due to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 8% from $19,516 for the nine months ended September 30, 1996 to $17,994 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $117,781 for the nine months ended September 30, 1997 compared to $110,467 for the same period in 1996, representing an increase of $7,314, or 7%. This increase was primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 22% to $175,612 from $224,719 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from a lower average price received per barrel of oil and declines in barrels of oil and mcf of gas produced and sold. For the three months ended September 30, 1997, 6,635 barrels of oil were sold compared to 7,711 for the same period in 1996, a decrease of 1,076 barrels, or 14%. For the three months ended September 30, 1997, 26,032 mcf of gas were sold compared to 26,415 for the same period in 1996, a decrease of 383 mcf. The declines in production were due to the decline characteristics of the oil and gas properties.

The average price received per barrel of oil decreased $3.73, or 17% from $21.81 for the three months ended September 30, 1996 to $18.08 for the same period in 1997, while the average price received per mcf of gas remained constant at $2.14 during the three months ended September 30, 1997 and 1996.

Costs and Expenses:

Total costs and expenses decreased to $128,101 for the three months ended September 30, 1997 as compared to $132,816 for the same period in 1996, a decrease of $4,715, or 4%. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $86,285 for the three months ended September 30, 1997 and $93,844 for the same period in 1996, resulting in a $7,559 decrease, or 8%. The decrease was primarily attributable to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 22% from $6,741 for the three months ended September 30, 1996 to $5,268 for the same period in 1997.

Depletion was $36,548 for the three months ended September 30, 1997 compared to $32,231 for the same period in 1996, representing an increase in depletion of $4,317, or 13%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $71,084 during the nine months ended September 30, 1997 from the same period ended September 30, 1996, resulting from a decrease in production costs paid and an increase in oil and gas sales receipts.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 1997 and 1996 were related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $458,786 of which $4,297 was distributed to the managing general partner and $454,489 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $360,872 of which $3,586 was distributed to the managing general partner and $357,286 to the limited partners.

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


                                           PARKER & PARSLEY PRODUCING
                                           PROPERTIES 88-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 13, 1997         By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Controller