Form 10-Q
period 1998-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1998-05-06
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


            / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1998 and
              December 31, 1997........................................    3

           Statements of Operations for the three months
             ended March 31, 1998 and 1997.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1998......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   10

           27.1    Financial Data Schedule

           Signatures..................................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements

                                 BALANCE SHEETS
                                                    March 31,      December 31,
                                                      1998             1997
                                                   -----------     -----------
                                                    (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $310,587 at March 31
     and $331,831 at December 31                   $   310,787     $   332,031
  Accounts receivable - affiliate                       59,407          80,779
                                                    ----------      ----------
        Total current assets                           370,194         412,810
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               4,841,519       4,841,519
Accumulated depletion                               (3,111,974)     (3,079,227)
                                                    -----------     ----------
        Net oil and gas properties                   1,729,545       1,762,292
                                                    ----------      ----------
                                                   $ 2,099,739     $ 2,175,102
                                                    ==========      ==========
            PARTNERS' CAPITAL

Partners' capital:
    Managing general partner                       $    20,746     $    21,564
    Limited partners (11,222 interests)              2,078,993       2,153,538
                                                    ----------      ----------
                                                   $ 2,099,739     $ 2,175,102
                                                    ==========      ==========


  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three months ended
                                                         March 31,
                                                 -------------------------
                                                     1998          1997
                                                 ----------    -----------
Revenues:
  Oil and gas                                    $  128,789    $   241,031
  Interest                                            3,628          4,421
                                                  ---------     ----------
                                                    132,417        245,452
                                                  ---------     ----------
Costs and expenses:
  Oil and gas production                             69,182         87,484
  General and administrative                          3,864          7,216
  Depletion                                          32,747         41,277
                                                  ---------     ----------
                                                    105,793        135,977
                                                  ---------     ----------
Net income                                       $   26,624    $   109,475
                                                  =========     ==========
Allocation of net income:
  Managing general partner                       $      266    $     1,095
                                                  =========     ==========
  Limited partners                               $   26,358    $   108,380
                                                  =========     ==========
Net income per limited partnership interest      $     2.35    $      9.66
                                                  =========     ==========
Distributions per limited partnership interest   $     8.99    $     14.75
                                                  =========     ==========



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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------


Balance at January 1, 1998            $   21,564     $2,153,538     $2,175,102

    Distributions                         (1,084)      (100,903)      (101,987)

    Net income                               266         26,358         26,624
                                       ---------      ---------      ---------

Balance at March 31, 1998             $   20,746     $2,078,993     $2,099,739
                                       =========      =========      =========






         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       -----------------------
                                                          1998          1997
                                                       ----------   ----------
Cash flows from operating activities:
   Net income                                          $   26,624   $  109,475
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           32,747       41,277
   Changes in assets:
       Accounts receivable                                 21,372       33,370
                                                        ---------    ---------
           Net cash provided by operating activities       80,743      184,122
                                                        ---------    ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                        -         (2,879)

Cash flows used in financing activities:
   Cash distributions to partners                        (101,987)    (167,034)
                                                        ---------    ----------
Net increase (decrease) in cash and cash equivalents      (21,244)      14,209
Cash and cash equivalents at beginning of period          332,031      430,500
                                                        ---------    ---------
Cash and cash equivalents at end of period             $  310,787   $  444,709
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 47% to $128,789 from $241,031 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from declines in production and lower average prices received. For the three months ended March 31, 1998, 6,359 barrels of oil, 2,581 barrels of natural gas liquids ("NGLs") and 12,466 mcf of gas were sold, or 11,018 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 7,704 barrels of oil and 25,117 mcf of gas were sold, or 11,890 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $6.82, or 32%, from $21.59 for the three months ended March 31, 1997 to $14.77 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $6.41. The average price received per mcf of gas decreased 51% from $2.97 during the three months ended March 31, 1997 to $1.47 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $105,793 for the three months ended March 31, 1998 as compared to $135,977 for the same period in 1997, a decrease of $30,184, or 22%. This decrease was due to decreases in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $69,182 for the three months ended March 31, 1998 and $87,484 for the same period in 1997 resulting in a $18,302 decrease, or 21%. This decrease was the result of a reduction in well maintenance costs and production taxes, offset by an increase in workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 46% from $7,216 for the three months ended March 31, 1997 to $3,864 for the same period in 1998.

Depletion was $32,747 for the three months ended March 31, 1998 compared to $41,277 for the same period in 1997. This represented a decrease in depletion of $8,530, or 21%. This decrease was primarily attributable to a reduction in oil production of 1,345 barrels for the period ended March 31, 1998 compared to the same period in 1997 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 , offset by a decline in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $103,379 for the three months ended March 31, 1998 from the same period in 1997. This decrease was due to a decline in oil and gas sales receipts and an increase in production costs paid, offset by a decrease in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities for the three months ended March 31, 1997 were related to the addition of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1998 to cover distributions to the partners of $101,987 of which $1,084 was distributed to the managing general partner and $100,903 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $167,034 of which $1,511 was distributed to the managing general partner and $165,523 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.
---------------
(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           Part II. Other Information


Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1    Financial Data Schedule

(b)    Reports on Form 8-K

        (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

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


                                             PARKER & PARSLEY PRODUCING
                                             PROPERTIES 88-A, L.P.


                                     By:     Pioneer Natural Resources USA, Inc.
                                              Managing General Partner



Dated:  May 6, 1998                  By:     /s/ Rich Dealy
                                             ---------------------------------
                                             Rich Dealy, Vice President
                                               and Chief Accounting Officer