Form 10-Q
period 1998-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1998-08-05
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   11

           27.1   Financial Data Schedule

           Signatures.................................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including
    interest bearing deposits of $287,208
    at June 30 and $331,831 at December 31         $   287,408     $   332,031
  Accounts receivable - affiliate                       51,509          80,779
                                                    ----------      ----------
        Total current assets                           338,917         412,810
                                                    ----------      ----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method           4,841,519       4,841,519
Accumulated depletion                               (3,143,136)     (3,079,227)
                                                    ----------      ----------
        Net oil and gas properties                   1,698,383       1,762,292
                                                    ----------      ----------
                                                   $ 2,037,300     $ 2,175,102
                                                    ==========      ==========
            PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                         $     20,134    $    21,564
  Limited partners (11,222 interests)                 2,017,166      2,153,538
                                                    -----------     ----------
                                                   $  2,037,300    $ 2,175,102
                                                    ===========     ==========






   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended         Six months ended
                                        June 30,                 June 30,
                                 ---------------------    ---------------------
                                    1998        1997         1998        1997
                                 ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                    $ 117,387   $ 183,157    $ 246,176   $ 424,188
  Interest                           3,791       5,387        7,419       9,808
                                  --------    --------     --------    --------
                                   121,178     188,544      253,595     433,996
                                  --------    --------     --------    --------
Costs and expenses:
  Oil and gas production            61,343      77,516      130,525     165,000
  General and administrative         3,521       5,510        7,385      12,726
  Depletion                         31,162      39,956       63,909      81,233
                                  --------    --------     --------    --------
                                    96,026     122,982      201,819     258,959
                                  --------    --------     --------    --------
Net income                       $  25,152   $  65,562    $  51,776   $ 175,037
                                  ========    ========     ========    ========
Allocation of net income:
  Managing general partner       $     251   $     655    $     517   $   1,750
                                  ========    ========     ========    ========
  Limited partners               $  24,901   $  64,907    $  51,259   $ 173,287
                                  ========    ========     ========    ========
Net income per limited
  partnership interest           $    2.22   $    5.78    $    4.57   $   15.44
                                  ========    ========     ========    ========
Distributions per limited
  partnership interest           $    7.73   $   15.50    $   16.72   $   30.25
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners         Total
                                     ---------     ----------     ----------

Balance at January 1, 1998           $  21,564     $2,153,538     $2,175,102

    Distributions                       (1,947)      (187,631)      (189,578)

    Net income                             517         51,259         51,776
                                      --------      ---------      ---------

Balance at June 30, 1998             $  20,134     $2,017,166     $2,037,300
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      ------------------------
                                                         1998           1997
                                                      ----------    ----------
Cash flows from operating activities:
 Net income                                           $   51,776    $  175,037
 Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          63,909        81,233
 Changes in assets:
       Accounts receivable                                29,270        54,873
                                                       ---------     ---------
        Net cash provided by operating activities        144,955       311,143
                                                       ---------     ---------
Cash flows from investing activities:
 Additions to oil and gas properties                         -          (2,792)

Cash flows from financing activities:
 Cash distributions to partners                         (189,578)     (342,581)
                                                       ---------     ---------
Net decrease in cash and cash equivalents                (44,623)      (34,230)
Cash and cash equivalents at beginning of period         332,031       430,500
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  287,408    $  396,270
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 42% to $246,176 from $424,188 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1998, 12,102 barrels of oil, 5,715 barrels of natural gas liquids ("NGLs") and 25,765 mcf of gas were sold, or 22,111 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 14,745 barrels of oil and 49,284 mcf of gas were sold, or 22,959 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.12, or 30%, from $20.20 for the six months ended June 30, 1997 to $14.08 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $6.70. The average price received per mcf of gas decreased 43% from $2.56 during the six months ended June 30, 1997 to $1.45 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $201,819 for the six months ended June 30, 1998 as compared to $258,959 for the same period in 1997, a decrease of $57,140, or 22%. This decrease was the result of a reduction in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $130,525 for the six months ended June 30, 1998 and $165,000 for the same period in 1997, resulting in a decrease of $34,475, or 21%, attributable to declines in well maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 42% from $12,726 for the six months ended June 30, 1997 to $7,385 for the same period in 1998.

Depletion was $63,909 for the six months ended June 30, 1998 compared to $81,233 for the same period in 1997. This represented a decrease in depletion of $17,324, or 21%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"

("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 2,643 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 36% to $117,387 from $183,157 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 5,743 barrels of oil, 3,134 barrels of NGLs and 13,299 mcf of gas were sold, or 11,094 BOEs. For the three months ended June 30, 1997, 7,041 barrels of oil and 24,167 mcf of gas were sold, or 11,069 BOEs.

The average price received per barrel of oil decreased $5.34, or 29%, from $18.67 for the three months ended June 30, 1997 to $13.33 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $6.94. The average price received per mcf of gas decreased 33% from $2.14 during the three months ended June 30, 1997 to $1.44 for the same period in 1998.

Costs and Expenses:

Total costs and expenses decreased to $96,026 for the three months ended June 30, 1998 as compared to $122,982 for the same period in 1997, a decrease of $26,956, or 22%. This decrease was the result of a reduction in production costs, depletion and G&A.

Production costs were $61,343 for the three months ended June 30, 1998 and $77,516 for the same period in 1997 resulting in a $16,173 decrease, or 21%, attributable to declines in well maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 36% from $5,510 for the three months ended June 30, 1997 to $3,521 for the same period in 1998.

Depletion was $31,162 for the three months ended June 30, 1998 compared to $39,956 for the same period in 1997. This represented a decrease in depletion of $8,794, or 22%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 1,298 barrels for the three months ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $166,188 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was primarily due to a decrease in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1997 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $189,578 of which $1,947 was distributed to the managing general partner and $187,631 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $342,581 of which $3,117 was distributed to the managing general partner and $339,464 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY PRODUCING
                                           PROPERTIES 88-A, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 5, 1998              By:    /s/ Rich Dealy
                                           ------------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer