Form 10-Q
period 1999-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1999-08-09
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999


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

                                 Not applicable
               (Former name, former address and former fiscal year
                          if changed since last report)


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

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1999 and
               December 31, 1998......................................    3

            Statements of Operations for the three and six
              months ended June 30, 1999 and 1998.....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1999.....................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1999 and 1998..................................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   12

            27.1   Financial Data Schedule

            Signatures................................................   13

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                    June 30,       December 31,
                                                      1999             1998
                                                  -----------      -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   291,041      $   278,229
  Accounts receivable - oil and gas sales              61,784           49,455
                                                   ----------       ----------
        Total current assets                          352,825          327,684
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              4,842,700        4,842,700
Accumulated depletion                              (3,335,476)      (3,285,467)
                                                   ----------       ----------
        Net oil and gas properties                  1,507,224        1,557,233
                                                   ----------       ----------
                                                  $ 1,860,049      $ 1,884,917
                                                   ==========       ==========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    19,304      $     6,661

Partners' capital:
  Managing general partner                             18,329           18,638
  Limited partners (11,222 interests)               1,822,416        1,859,618
                                                   ----------       ----------
                                                    1,840,745        1,878,256
                                                   ----------       ----------
                                                  $ 1,860,049      $ 1,884,917
                                                   ==========       ==========




   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999       1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 111,050   $ 117,387   $ 194,872   $ 246,176
  Interest                            2,763       3,791       5,175       7,419
                                   --------    --------    --------    --------
                                    113,813     121,178     200,047     253,595
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             62,301      61,343     122,130     130,525
  General and administrative          3,331       3,521       5,846       7,385
  Depletion                          20,466      31,162      50,009      63,909
                                   --------    --------    --------    --------
                                     86,098      96,026     177,985     201,819
                                   --------    --------    --------    --------
Net income                        $  27,715   $  25,152   $  22,062   $  51,776
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     278   $     251   $     221   $     517
                                   ========    ========    ========    ========
  Limited partners                $  27,437   $  24,901   $  21,841   $  51,259
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    2.45   $    2.22   $    1.95   $    4.57
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    2.01   $    7.73   $    5.26   $   16.72
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners         Total
                                    ----------     ----------      ----------

Balance at January 1, 1999          $   18,638     $1,859,618      $1,878,256

    Distributions                         (530)       (59,043)        (59,573)

    Net income                             221         21,841          22,062
                                     ---------      ---------       ---------

Balance at June 30, 1999            $   18,329     $1,822,416      $1,840,745
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                                June 30,
                                                       -----------------------
                                                         1999           1998
                                                       ---------     ---------
Cash flows from operating activities:
 Net income                                            $  22,062     $  51,776
 Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          50,009        63,909
 Changes in assets and liabilities:
       Accounts receivable                               (12,329)       42,012
       Accounts payable                                   12,643       (12,742)
                                                        --------      --------
           Net cash provided by operating activities      72,385       144,955
                                                        --------      --------
Cash flows used in financing activities:
 Cash distributions to partners                          (59,573)     (189,578)
                                                        --------      --------
Net increase (decrease) in cash                           12,812       (44,623)
Cash at beginning of period                              278,229       332,031
                                                        --------      --------
Cash at end of period                                  $ 291,041     $ 287,408
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the June 30, 1998 financial statements to conform to the June 30, 1999 financial statement presentation.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 21% to $194,872 from $246,176 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and declines in production. For the six months ended June 30, 1999, 10,144 barrels of oil, 5,069 barrels of natural gas liquids ("NGLs") and 22,550 mcf of gas were sold, or 18,971 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 12,102 barrels of oil, 5,715 barrels of NGLs and 25,765 mcf of gas were sold, or 22,111 BOEs.

The average price received per barrel of oil decreased $1.15, or 8%, from $14.08 for the six months ended June 30, 1998 to $12.93 for the same period in 1999. The average price received per barrel of NGLs increased slightly from $6.70 during the six months ended June 30, 1998 to $6.84 for the same period in 1999. The average price received per mcf of gas decreased 11% from $1.45 during the six months ended June 30, 1998 to $1.29 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $177,985 for the six months ended June 30, 1999 as compared to $201,819 for the same period in 1998, a decrease of $23,834, or 12%. This decrease was the result of reductions in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $122,130 for the six months ended June 30, 1999 and $130,525 for the same period in 1998, resulting in a decrease of $8,395, or 6%, attributable to declines in workover costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 21% from $7,385 for the six months ended June 30, 1998 to $5,846 for the same period in 1999.

Depletion was $50,009 for the six months ended June 30, 1999 compared to $63,909 for the same period in 1998, a decrease of $13,900, or 22%. This decrease was primarily attributable to a reduction in oil production of 1,958 barrels for the six months ended June 30, 1999 compared to the same period in 1998 and an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 5% to $111,050 from $117,387 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decline in production, offset by higher average prices received. For the three months ended June 30, 1999, 4,974 barrels of oil, 2,728 barrels of NGLs and 11,075 mcf of gas were sold, or 9,548 BOEs. For the three months ended June 30, 1998, 5,743 barrels of oil, 3,134 barrels of NGLs and 13,299 mcf of gas were sold, or 11,094 BOEs.

The average price received per barrel of oil increased $1.16, or 9%, from $13.33 for the three months ended June 30, 1998 to $14.49 for the same period in 1999. The average price received per barrel of NGLs increased $1.31, or 19%, from $6.94 during the three months ended June 30, 1998 to $8.25 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.44 during the three months ended June 30, 1998 to $1.49 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $86,098 for the three months ended June 30, 1999 as compared to $96,026 for the same period in 1998, a decrease of $9,928, or 10%. This decrease was the result of reductions in depletion and G&A, offset by an increase in production costs.

Production costs were $62,301 for the three months ended June 30, 1999 and $61,343 for the same period in 1998 resulting in a $958 increase, attributable to an increase in well maintenance costs incurred in an effort to stimulate well production, offset by a decrease in production taxes.

During this period, G&A decreased, in aggregate, 5% from $3,521 for the three months ended June 30, 1998 to $3,331 for the same period in 1999.

Depletion was $20,466 for the three months ended June 30, 1999 compared to $31,162 for the same period in 1998, a decrease of $10,696, or 34%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices and a reduction in oil production of 769 barrels for the three months ended June 30, 1999 compared to the same period in 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $72,570 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was primarily due to a decline in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $59,573 of which $530 was distributed to the managing general partner and $59,043 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $189,578 of which $1,947 was distributed to the managing general partner and $187,631 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes.

These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United

States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                         PARKER & PARSLEY PRODUCING
                                         PROPERTIES 88-A, L.P.

                                By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated:  August 6, 1999          By:      /s/ Rich Dealy
                                         ------------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer