Form 10-Q
period 1999-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 1999-11-08
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1999 and
               December 31, 1998....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1999 and 1998..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1999..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   12

            27.1   Financial Data Schedule

            Signatures..............................................   13

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information


Item 1.   Financial Statements


                                 BALANCE SHEETS


                                                  September 30,    December 31,
                                                      1999             1998
                                                  ------------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $   296,548      $   278,229
   Accounts receivable - oil and gas sales             70,014           49,455
                                                   ----------       ----------
           Total current assets                       366,562          327,684
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             4,852,644        4,842,700
Accumulated depletion                              (3,352,145)      (3,285,467)
                                                   ----------       ----------
           Net oil and gas properties               1,500,499        1,557,233
                                                   ----------       ----------
                                                  $ 1,867,061      $ 1,884,917
                                                   ==========       ==========

    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     22,170     $     6,661

Partners' capital:
   Managing general partner                             18,380          18,638
   Limited partners (11,222 interests)               1,826,511       1,859,618
                                                   -----------      ----------
                                                     1,844,891       1,878,256
                                                   -----------      ----------
                                                  $  1,867,061     $ 1,884,917
                                                   ===========      ==========


The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                 ---------------------   ---------------------
                                   1999         1998        1999        1998
                                 ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                   $ 124,646   $ 104,363   $ 319,518   $ 350,539
   Interest                          3,136       3,616       8,311      11,035
                                  --------    --------    --------     -------
                                   127,782     107,979     327,829     361,574
                                  --------    --------    --------     -------
Costs and expenses:
   Oil and gas production           60,264      61,692     182,394     192,217
   General and administrative        3,740       3,131       9,586      10,516
   Depletion                        16,669      37,109      66,678     101,018
                                  --------    --------    --------     -------
                                    80,673     101,932     258,658     303,751
                                  --------    --------    --------     -------
Net income                       $  47,109   $   6,047   $  69,171   $  57,823
                                  ========    ========    ========    ========
Allocation of net income:
   Managing general partner      $     471   $      61   $     692   $     578
                                  ========    ========    ========    ========
   Limited partners              $  46,638   $   5,986   $  68,479   $  57,245
                                  ========    ========    ========    ========
Net income per limited
   partnership interest          $    4.15   $     .53   $    6.10   $    5.10
                                  ========    ========    ========    ========
Distributions per limited
   partnership interest          $    3.79   $    4.54   $    9.05   $   21.26
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 1999           $   18,638     $1,859,618     $1,878,256

    Distributions                          (950)      (101,586)      (102,536)

    Net income                              692         68,479         69,171
                                      ---------      ---------      ---------

Balance at September 30, 1999        $   18,380     $1,826,511     $1,844,891
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Nine months ended
                                                          September 30,
                                                    ------------------------
                                                       1999           1998
                                                    ----------    ----------
Cash flows from operating activities:
   Net income                                       $   69,171    $   57,823
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                       66,678       101,018
   Changes in assets and liabilities:
        Accounts receivable                            (20,559)       41,944
        Accounts payable                                15,509       (11,623)
                                                     ---------     ---------
               Net cash provided by operating
                 activities                            130,799       189,162
                                                     ---------     ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                  (9,944)       (1,181)

Cash flows used in financing activities:
   Cash distributions to partners                     (102,536)     (240,997)
                                                     ---------     ---------
Net increase (decrease) in cash                         18,319       (53,016)
Cash at beginning of period                            278,229       332,031
                                                     ---------     ---------
Cash at end of period                               $  296,548    $  279,015
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the September 30, 1998 financial statements to conform to the September 30, 1999 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 1999 compared with nine months ended
  September 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 9% to $319,518 from $350,539 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decrease in production, offset by an increase in the average prices received per barrel of oil and NGLs. For the nine months ended September 30, 1999, 14,529 barrels of oil, 7,574 barrels of natural gas liquids ("NGLs") and 32,929 mcf of gas were sold, or 27,591 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 17,381 barrels of oil, 9,205 barrels of NGLs and 38,547 mcf of gas were sold, or 33,011 BOEs.

The average price received per barrel of oil increased $1.22, or 9%, from $13.54 for the nine months ended September 30, 1998 to $14.76 for the same period in 1999. The average price received per barrel of NGLs increased $1.40, or 22%, from $6.48 during the nine months ended September 30, 1998 to $7.88 for the same period in 1999. The average price received per mcf of gas decreased 4% from $1.44 during the nine months ended September 30, 1998 to $1.38 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $258,658 for the nine months ended September 30, 1999 as compared to $303,751 for the same period in 1998, a decrease of $45,093, or 15%. This decrease resulted from declines in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $182,394 for the nine months ended September 30, 1999 and $192,217 for the same period in 1998 resulting in a $9,823 decrease, or 5%. The decrease was primarily due to reductions in ad valorem taxes, well maintenance costs and production taxes, offset by an increase in workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 9% from $10,516 for the nine months ended September 30, 1998 to $9,586 for the same period in 1999.

Depletion was $66,678 for the nine months ended September 30, 1999 compared to $101,018 for the same period in 1998, representing a decrease of $34,340, or 34%. This decrease was the result of an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices and a reduction in oil production of 2,852 barrels for the nine months ended September 30, 1999 compared to the same period in 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 19% to $124,646 from $104,363 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 1999, 4,385 barrels of oil, 2,505 barrels of NGLs and 10,379 mcf of gas were sold, or 8,620 BOEs. For the three months ended September 30, 1998, 5,279 barrels of oil, 3,490 barrels of NGLs and 12,782 mcf of gas were sold, or 10,899 BOEs.

The average price received per barrel of oil increased $6.67, or 54%, from $12.30 for the three months ended September 30, 1998 to $18.97 for the same period in 1999. The average price received per barrel of NGLs increased $3.84, or 63%, from $6.13 during the three months ended September 30, 1998 to $9.97 for the same period in 1999. The average price received per mcf of gas increased 13% from $1.41 during the three months ended September 30, 1998 to $1.59 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $80,673 for the three months ended September 30, 1999 as compared to $101,932 for the same period in 1998, a decrease of $21,259, or 21%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $60,264 for the three months ended September 30, 1999 and $61,692 for the same period in 1998, resulting in a $1,428 decrease, or 2%. The decrease was primarily attributable to reductions in ad valorem taxes and well maintenance costs, offset by increases in workover expenses incurred in an effort to stimulate well production and production taxes.

During this period, G&A increased from $3,131 for the three months ended September 30, 1998 to $3,740 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid for during the first six months of 1999.

Depletion was $16,669 for the three months ended September 30, 1999 compared to $37,109 for the same period in 1998, representing a decrease in depletion of $20,440, or 55%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices and a reduction in oil production of 894 barrels for the three months ended September 30, 1999 compared to the same period in 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $58,363 during the nine months ended September 30, 1999 from the same period ended September 30, 1998, resulting from a $93,524 decrease in oil and gas sales receipts and a $2,724 decrease in interest income, offset by a $28,053 decline in production costs paid and a $9,832 decline in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 1999 and 1998 were related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $102,536 of which $950 was distributed to the managing general partner and $101,586 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $240,997 of which $2,380 was distributed to the managing general partner and $238,617 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY PRODUCING
                                           PROPERTIES 88-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 8, 1999          By:      /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer