Form 10-Q
period 2000-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 2000-08-09
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-19133-A

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
             (Exact name of Registrant as specified in its charter)


                 Delaware                                   75-2225758
   -----------------------------------------          ----------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                TABLE OF CONTENTS


                                                                        Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999........................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000.......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999....................................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   10

           27.1   Financial Data Schedule

           Signatures..................................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2000            1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   243,567     $   323,271
  Accounts receivable - oil and gas sales              101,736          87,732
                                                    ----------      ----------
        Total current assets                           345,303         411,003
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               4,855,712       4,854,930
Accumulated depletion                               (3,682,252)     (3,652,305)
                                                    ----------      ----------
        Net oil and gas properties                   1,173,460       1,202,625
                                                    ----------      ----------
                                                   $ 1,518,763     $ 1,613,628
                                                    ==========      ==========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    26,274     $    13,463

Partners' capital:
  Managing general partner                              14,857          15,933
  Limited partners (11,222 interests)                1,477,632       1,584,232
                                                    ----------      ----------
                                                     1,492,489       1,600,165
                                                    ----------      ----------
                                                   $ 1,518,763     $ 1,613,628
                                                    ==========      ==========



   The financial information included as of June 30, 000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     2000       1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 197,479   $ 111,050   $ 346,895   $ 194,872
  Interest                            4,202       2,763       7,804       5,175
  Gain on disposition of assets         -           -         9,859         -
                                   --------    --------    --------    --------
                                    201,681     113,813     364,558     200,047
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            124,619      62,301     199,253     122,130
  General and administrative          5,925       3,331      10,407       5,846
  Depletion                          17,322      20,466      29,947      50,009
                                   --------    --------    --------    --------
                                    147,866      86,098     239,607     177,985
                                   --------    --------    --------    --------
Net income                        $  53,815   $  27,715   $ 124,951   $  22,062
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     539   $     278   $   1,250   $     221
                                   ========    ========    ========    ========
  Limited partners                $  53,276   $  27,437   $ 123,701   $  21,841
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    4.74   $    2.45   $   11.02   $    1.95
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners        Total
                                    ----------     ----------     ----------

Balance at January 1, 2000          $   15,933     $1,584,232     $1,600,165

    Distributions                       (2,326)      (230,301)      (232,627)

    Net income                           1,250        123,701        124,951
                                     ---------      ---------      ---------

Balance at June 30, 2000            $   14,857     $1,477,632     $1,492,489
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:
 Net income                                          $  124,951    $   22,062
 Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         29,947        50,009
       Gain on disposition of assets                     (9,859)          -
 Changes in assets and liabilities:
       Accounts receivable                              (14,004)      (12,329)
       Accounts payable                                  12,811        12,643
                                                      ---------     ---------
         Net cash provided by operating activities      143,846        72,385
                                                      ---------     ---------
Cash flows from investing activities:
 Additions to oil and gas properties                       (782)          -
 Proceeds from asset dispositions                         9,859           -
                                                      ---------     ---------
         Net cash provided by investing activities        9,077           -
                                                      ---------     ---------
Cash flows used in financing activities:
 Cash distributions to partners                        (232,627)      (59,573)
                                                      ---------     ---------
Net increase (decrease) in cash                         (79,704)       12,812
Cash at beginning of period                             323,271       278,229
                                                      ---------     ---------
Cash at end of period                                $  243,567    $  291,041
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 78% to $346,895 for the six months ended June 30, 2000 as compared to $194,872 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the six months ended June 30, 2000, 8,488 barrels of oil, 5,238 barrels of natural gas liquids ("NGLs") and 20,402 mcf of gas were sold, or 17,126 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 10,144 barrels of oil, 5,069 barrels of NGLs and 22,550 mcf of gas were sold, or 18,971 BOEs.

The average price received per barrel of oil increased $14.78, or 114%, from $12.93 for the six months ended June 30, 1999 to $27.71 for the same period in 2000. The average price received per barrel of NGLs increased $7.09, or 104%, from $6.84 during the six months ended June 30, 1999 to $13.93 for the same period in 2000. The average price received per mcf of gas increased 47% from $1.29 during the six months ended June 30, 1999 to $1.90 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $9,859 was recognized during the six months ended June 30, 2000 resulting from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $239,607 for the six months ended June 30, 2000 as compared to $177,985 for the same period in 1999, an increase of $61,622, or 35%. This increase was the result of increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $199,253 for the six months ended June 30, 2000 and $122,130 for the same period in 1999, resulting in an increase of $77,123, or 63%. This increase was attributable to additional workover and well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 78% from $5,846 for the six months ended June 30, 1999 to $10,407 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $29,947 for the six months ended June 30, 2000 compared to $50,009 for the same period in 1999, a decrease of $20,062, or 40%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, a decline in oil production of 1,656 barrels for the six months ended June 30, 2000 compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 78% to $197,479 for the three months ended June 30, 2000 as compared to $111,050 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended June 30, 2000, 4,780 barrels of oil, 2,886 barrels of NGLs and 10,613 mcf of gas were sold, or 9,435 BOEs. For the three months ended June 30, 1999, 4,974 barrels of oil, 2,728 barrels of NGLs and 11,075 mcf of gas were sold, or 9,548 BOEs.

The average price received per barrel of oil increased $13.01, or 90%, from $14.49 for the three months ended June 30, 1999 to $27.50 for the same period in 2000. The average price received per barrel of NGLs increased $6.41, or 78%, from $8.25 during the three months ended June 30, 1999 to $14.66 for the same period in 2000. The average price received per mcf of gas increased 50% from $1.49 during the three months ended June 30, 1999 to $2.23 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $147,866 for the three months ended June 30, 2000 as compared to $86,098 for the same period in 1999, an increase of $61,768, or 72%. This increase was the result of increases in production costs and G&A, offset by a decline in depletion.

Production costs were $124,619 for the three months ended June 30, 2000 and $62,301 for the same period in 1999 resulting in a $62,318 increase, or 100%. This increase was attributable to additional workover costs and well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 78% from $3,331 for the three months ended June 30, 1999 to $5,925 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $17,322 for the three months ended June 30, 2000 compared to $20,466 for the same period in 1999, a decrease of $3,144, or 15%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices, and a decline in oil production of 194 barrels for the three months ended June 30, 2000 compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $71,461 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was primarily due to an increase in oil and gas sales receipts of $152,977, offset by increases in operating costs paid of $73,790 and G&A expenses paid of $7,726.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 2000 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $9,859 recognized during the six months ended June 30, 2000 were from equipment credits on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $232,627, of which $2,326 was distributed to the managing general partner and $230,301 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $59,573, of which $530 was distributed to the managing general partner and $59,043 to the limited partners.

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

                                         PARKER & PARSLEY PRODUCING
                                         PROPERTIES 88-A, L.P.

                                By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner

Dated:  August 9, 2000          By:      /s/ Rich Dealy
                                         --------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer