Form 10-Q
period 2000-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LTD
filed 2000-11-13
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-19133-A


                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          Delaware                             75-2225758
          -----------------------------------------      ---------------------
              (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)            Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   10

            27.1   Financial Data Schedule

            Signatures..............................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS
                                                   September 30,  December 31,
                                                       2000           1999
                                                   ------------   -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash                                            $   270,374    $   323,271
   Accounts receivable - oil and gas sales              89,019         87,732
                                                    ----------     ----------
           Total current assets                        359,393        411,003
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              4,855,712      4,854,930
Accumulated depletion                               (3,701,989)    (3,652,305)
                                                    ----------     ----------
           Net oil and gas properties                1,153,723      1,202,625
                                                    ----------     ----------
                                                   $ 1,513,116    $ 1,613,628
                                                    ==========     ==========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    30,138    $    13,463

Partners' capital:
   Managing general partner                             14,761         15,933
   Limited partners (11,222 interests)               1,468,217      1,584,232
                                                    ----------     ----------
                                                     1,482,978      1,600,165
                                                    ----------     ----------
                                                   $ 1,513,116    $ 1,613,628
                                                    ==========     ==========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three months ended        Nine months ended
                                        September 30,            September 30,
                                  ----------------------    ----------------------
                                     2000         1999         2000         1999
                                  ---------    ---------    ---------    ---------
Revenues:
   Oil and gas                    $ 182,810    $ 124,646    $ 529,705    $ 319,518
   Interest                           4,475        3,136       12,279        8,311
   Gain on disposition of assets        -            -          9,859          -
                                   --------     --------     --------     --------
                                    187,285      127,782      551,843      327,829
                                   --------     --------     --------     --------
Costs and expenses:
   Oil and gas production            64,917       60,264      264,170      182,394
   General and administrative         5,484        3,740       15,891        9,586
   Depletion                         19,737       16,669       49,684       66,678
                                   --------     --------     --------     --------
                                     90,138       80,673      329,745      258,658
                                   --------     --------     --------     --------
Net income                        $  97,147    $  47,109    $ 222,098    $  69,171
                                   ========     ========     ========     ========
Allocation of net income:
   Managing general partner       $     971    $     471    $   2,221    $     692
                                   ========     ========     ========     ========
   Limited partners               $  96,176    $  46,638    $ 219,877    $  68,479
                                   ========     ========     ========     ========
Net income per limited
   partnership interest           $    8.57    $    4.15    $   19.59    $    6.10
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners         Total
                                     ----------     ----------     ----------


Balance at January 1, 2000           $   15,933     $1,584,232     $1,600,165

    Distributions                        (3,393)      (335,892)      (339,285)

    Net income                            2,221        219,877        222,098
                                      ---------      ---------      ---------

Balance at September 30, 2000        $   14,761     $1,468,217     $1,482,978
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  222,098    $   69,171
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                          49,684        66,678
        Gain on disposition of assets                      (9,859)          -
   Changes in assets and liabilities:
        Accounts receivable                                (1,287)      (20,559)
        Accounts payable                                   16,675        15,509
                                                        ---------     ---------
          Net cash provided by operating activities       277,311       130,799
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                       (782)       (9,944)
   Proceeds from asset dispositions                         9,859           -
                                                        ---------     ---------
          Net cash provided by (used in) investing
            activities                                      9,077        (9,944)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (339,285)     (102,536)
                                                        ---------     ---------
Net increase (decrease) in cash                           (52,897)       18,319
Cash at beginning of period                               323,271       278,229
                                                        ---------     ---------
Cash at end of period                                  $  270,374    $  296,548
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 66% to $529,705 for the nine months ended September 30, 2000 as compared to $319,518 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 12,685 barrels of oil, 7,553 barrels of natural gas liquids ("NGLs") and 29,106 mcf of gas were sold, or 25,089 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 14,529 barrels of oil, 7,574 barrels of NGLs and 32,929 mcf of gas were sold, or 27,591 BOEs.

The average price received per barrel of oil increased $13.78, or 93%, from $14.76 for the nine months ended September 30, 1999 to $28.54 for the same period in 2000. The average price received per barrel of NGLs increased $5.92, or 75%, from $7.88 during the nine months ended September 30, 1999 to $13.80 for the same period in 2000. The average price received per mcf of gas increased 58% from $1.38 during the nine months ended September 30, 1999 to $2.18 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gain on disposition of assets of $9,859 was recognized during the nine months ended September 30, 2000 resulting from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $329,745 for the nine months ended September 30, 2000 as compared to $258,658 for the same period in 1999, an increase of $71,087, or 27%. This increase resulted from increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $264,170 for the nine months ended September 30, 2000 and $182,394 for the same period in 1999 resulting in an $81,776 increase, or 45%. The increase was primarily due to additional workover expenses of $35,272 and well maintenance costs incurred to stimulate well production of $26,073 and higher production taxes of $16,917 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 66% from $9,586 for the nine months ended September 30, 1999 to $15,891 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $49,684 for the nine months ended September 30, 2000 compared to $66,678 for the same period in 1999, representing a decrease of $16,994, or 25%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999, a decline in oil production of 1,844 barrels for the nine months ended September 30, 2000 compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 47% to $182,810 for the three months ended September 30, 2000 as compared to $124,646 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 2000, 4,197 barrels of oil, 2,315 barrels of NGLs and 8,704 mcf of gas were sold, or 7,963 BOEs. For the three months ended September 30, 1999, 4,385 barrels of oil, 2,505 barrels of NGLs and 10,379 mcf of gas were sold, or 8,620 BOEs.

The average price received per barrel of oil increased $11.26, or 59%, from $18.97 for the three months ended September 30, 1999 to $30.23 for the same period in 2000. The average price received per barrel of NGLs increased $3.53, or 35%, from $9.97 during the three months ended September 30, 1999 to $13.50 for the same period in 2000. The average price received per mcf of gas increased 79% from $1.59 during the three months ended September 30, 1999 to $2.84 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $90,138 for the three months ended September 30, 2000 as compared to $80,673 for the same period in 1999, an increase of $9,465, or 12%. This increase was due to increases in production costs, depletion and G&A.

Production costs were $64,917 for the three months ended September 30, 2000 and $60,264 for the same period in 1999, resulting in a $4,653 increase, or 8%. The increase was primarily due to higher production taxes of $6,125 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $572, offset by a decline in workover expenses of $5,594.

During this period, G&A increased, in aggregate, 47% from $3,740 for the three months ended September 30, 1999 to $5,484 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $19,737 for the three months ended September 30, 2000 compared to $16,669 for the same period in 1999, representing an increase in depletion of $3,068, or 18%. This increase was attributable to a decline in proved reserves as compared to the same period in 1999, offset by a decline in oil production of 188 barrels for the three months ended September 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $146,512 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $233,427, offset by increases in production costs paid of $77,394 and G&A expenses paid of $9,521.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2000 and 1999 were related to equipment upgrades on various oil and gas properties.

Proceeds from disposition of assets of $9,859 recognized during the nine months ended September 30, 2000 were from equipment credits on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $339,285, of which $3,393 was distributed to the managing general partner and $335,892 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $102,536, of which $950 was distributed to the managing general partner and $101,586 to the limited partners.

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


                                           PARKER & PARSLEY PRODUCING
                                           PROPERTIES 88-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 13, 2000         By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer