Form 10-Q
period 2001-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LP
filed 2001-05-14
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-19133-A


                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
             (Exact name of Registrant as specified in its charter)


                        Delaware                             75-2225758
            ----------------------------------         ---------------------
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)            Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000.......................................   3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000............................   4

           Statement of Partners' Capital for the three months
             ended March 31, 2001.....................................   5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000............................   6

           Notes to Financial Statements..............................   7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................   7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   9

           Signatures.................................................  10

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.       Financial Statements

                                 BALANCE SHEETS
                                                   March 31,        December 31,
                                                     2001               2000
                                                  -----------       -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   238,408       $   253,499
  Accounts receivable - oil and gas sales             107,706           115,810
                                                   ----------        ----------
        Total current assets                          346,114           369,309
                                                   ----------        ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              4,855,712         4,855,712
Accumulated depletion                              (3,739,295)       (3,719,241)
                                                   ----------        ----------
        Net oil and gas properties                  1,116,417         1,136,471
                                                   ----------        ----------
                                                  $ 1,462,531       $ 1,505,780
                                                   ==========        ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    14,629       $    11,054

Partners' capital:
  Managing general partner                             14,411            14,879
  Limited partners (11,222 interests)               1,433,491         1,479,847
                                                   ----------        ----------
                                                    1,447,902         1,494,726
                                                   ----------        ----------
                                                  $ 1,462,531       $ 1,505,780
                                                   ==========        ==========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three months ended
                                                           March 31,
                                                   -------------------------
                                                      2001           2000
                                                   ----------     ----------
Revenues:
  Oil and gas                                      $  195,445     $  149,416
  Interest                                              3,225          3,602
  Gain on disposition of assets                           -            9,859
                                                    ---------      ---------
                                                      198,670        162,877
                                                    ---------      ---------
Costs and expenses:
  Oil and gas production                               65,335         74,634
  General and administrative                            5,863          4,482
  Depletion                                            20,054         12,625
                                                    ---------      ---------
                                                       91,252         91,741
                                                    ---------      ---------
Net income                                         $  107,418     $   71,136
                                                    =========      =========
Allocation of net income:
  Managing general partner                         $    1,074     $      711
                                                    =========      =========
  Limited partners                                 $  106,344     $   70,425
                                                    =========      =========
Net income per limited partnership interest        $     9.48     $     6.28
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          Managing
                                          general      Limited
                                          partner      partners       Total
                                         ---------    ----------    ----------


Balance at January 1, 2001               $  14,879    $1,479,847    $1,494,726

    Distributions                           (1,542)     (152,700)     (154,242)

    Net income                               1,074       106,344       107,418
                                          --------     ---------     ---------

Balance at March 31, 2001                $  14,411    $1,433,491    $1,447,902
                                          ========     =========     =========






         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  107,418    $   71,136
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                            20,054        12,625
      Gain on disposition of assets                           -          (9,859)
  Changes in assets and liabilities:
      Accounts receivable                                   8,104        21,426
      Accounts payable                                      3,575         3,590
                                                        ---------     ---------
         Net cash provided by operating activities        139,151        98,918
                                                        ---------     ---------
Cash flows provided by investing activities:
  Proceeds from disposition of assets                         -           9,859

Cash flows used in financing activities:
  Cash distributions to partners                         (154,242)     (124,431)
                                                        ---------     ---------
Net decrease in cash                                      (15,091)      (15,654)
Cash at beginning of period                               253,499       323,271
                                                        ---------     ---------
Cash at end of period                                  $  238,408    $  307,617
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 31% to $195,445 for the three months ended March 31, 2001 as compared to $149,416 for the same period in 2000. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended March 31, 2001, 4,417 barrels of oil, 1,856 barrels of natural gas liquids ("NGLs") and 8,730 mcf of gas were sold, or 7,728 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 3,708 barrels of oil, 2,352 barrels of NGLs and 9,789 mcf of gas were sold, or 7,692 BOEs.

The average price received per barrel of oil decreased $.58, or 2%, from $27.98 for the three months ended March 31, 2000 to $27.40 for the same period in 2001. The average price received per barrel of NGLs increased $3.04, or 23%, from $13.03 for the three months ended March 31, 2000 to $16.07 for the same period in 2001. The average price received per mcf of gas increased 234% from $1.53 during the three months ended March 31, 2000 to $5.11 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gain on disposition of assets of $9,859 recognized during the three months ended March 31, 2000 resulted from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $91,252 for the three months ended March 31, 2001 as compared to $91,741 for the same period in 2000, a decrease of $489. This decrease was primarily due to a decline production costs, offset by increases in depletion and general and administrative expenses ("G&A").

Production costs were $65,335 for the three months ended March 31, 2001 and $74,634 for the same period in 2000 resulting in a $9,299 decrease, or 12%. This decrease was primarily due to less well maintenance costs, offset by higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 31% from $4,482 for the three months ended March 31, 2000 to $5,863 for the same period in 2001, primarily due to an increase in the accrual for tax preparation fees.

Depletion was $20,054 for the three months ended March 31, 2001 as compared to $12,625 for the same period in 2000, an increase of $7,429, or 59%. This increase was primarily due to an increase in oil production of 709 barrels and to a downward revision to proved reserves on one well for the period ended March 31, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $40,233 for the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $45,652 in oil and gas sales receipts and a decline in production costs of $9,299, offset by increases in G&A expenses of $1,381 and working capital of $13,337. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $39,603 to oil and gas receipts and $6,049 resulting from an increase in production during 2001 as compared to the same period in 2000. The decrease in production costs was primarily due to less well maintenance costs, offset by an increase in production taxes associated with higher oil and gas prices and. The increase in G&A was primarily due to an increase in the accrual for tax preparation fees.

Net Cash Provided by Investing Activities

Proceeds from asset dispositions of $9,859 recognized during the three months ended March 31, 2000 resulted from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $154,242, of which $1,542 was distributed to the managing general partner and $152,700 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $124,431, of which $1,244 was distributed to the managing general partner and $123,187 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                           PARKER & PARSLEY PRODUCING
                                           PROPERTIES 88-A, L.P.


                                  By:      Pioneer Natural Resources USA, Inc.
                                            Managing General Partner



Dated:  May 14, 2001              By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer