Form 10-Q
period 2001-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LP
filed 2001-08-07
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-19133-A


                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
             (Exact name of Registrant as specified in its charter)


                         Delaware                             75-2225758
          -----------------------------------------     ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas            75039
     -------------------------------------------------         -----------
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

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000...................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001...................................    5

            Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000................................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   11

            Signatures..............................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)
                ASSETS
Current assets:
  Cash                                               $   369,133    $   253,499
  Accounts receivable - oil and gas sales                 68,621        115,810
                                                      ----------     ----------
        Total current assets                             437,754        369,309
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 4,855,712      4,855,712
Accumulated depletion                                 (3,755,768)    (3,719,241)
                                                      ----------     ----------
        Net oil and gas properties                     1,099,944      1,136,471
                                                      ----------     ----------
                                                     $ 1,537,698    $ 1,505,780
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    19,658    $    11,054

Partners' capital:
  Managing general partner                                15,113         14,879
  Limited partners (11,222 interests)                  1,502,927      1,479,847
                                                      ----------     ----------
                                                       1,518,040      1,494,726
                                                      ----------     ----------
                                                     $ 1,537,698    $ 1,505,780
                                                      ==========     ==========




  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended         Six months ended
                                          June 30,                   June 30,
                                   ----------------------    ----------------------
                                      2001        2000         2001         2000
                                   ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                      $ 154,567    $ 197,479    $ 350,012    $ 346,895
  Interest                             3,000        4,202        6,225        7,804
  Gain on disposition of assets        6,447          -          6,447        9,859
                                    --------     --------     --------     --------
                                     164,014      201,681      362,684      364,558
                                    --------     --------     --------     --------
Costs and expenses:
  Oil and gas production              61,994      124,619      127,329      199,253
  General and administrative           4,643        5,925       10,506       10,407
  Depletion                           16,473       17,322       36,527       29,947
  Abandoned property                  10,766          -         10,766          -
                                    --------     --------     --------     --------
                                      93,876      147,866      185,128      239,607
                                    --------     --------     --------     --------
Net income                         $  70,138    $  53,815    $ 177,556    $ 124,951
                                    ========     ========     ========     ========
Allocation of net income:
  Managing general partner         $     702    $     539    $   1,776    $   1,250
                                    ========     ========     ========     ========
  Limited partners                 $  69,436    $  53,276    $ 175,780    $ 123,701
                                    ========     ========     ========     ========
Net income per limited
  partnership interest             $    6.18    $    4.74    $   15.66    $   11.02
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners         Total
                                      ----------     ----------     ----------


Balance at January 1, 2001            $   14,879     $1,479,847     $1,494,726

    Distributions                         (1,542)      (152,700)      (154,242)

    Net income                             1,776        175,780        177,556
                                       ---------      ---------      ---------

Balance at June 30, 2001              $   15,113     $1,502,927     $1,518,040
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     -------------------------
                                                         2001          2000
                                                     ----------     ----------
Cash flows from operating activities:
 Net income                                          $  177,556     $  124,951
 Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         36,527         29,947
       Gain on disposition of assets                     (6,447)        (9,859)
 Changes in assets and liabilities:
       Accounts receivable                               47,189        (14,004)
       Accounts payable                                   8,604         12,811
                                                      ---------      ---------
         Net cash provided by operating activities      263,429        143,846
                                                      ---------      ---------
Cash flows from investing activities:
 Additions to oil and gas properties                        -             (782)
 Proceeds from asset dispositions                         6,447          9,859
                                                      ---------      ---------
         Net cash provided by investing activities        6,447          9,077
                                                      ---------      ---------
Cash flows used in financing activities:
 Cash distributions to partners                        (154,242)      (232,627)
                                                      ---------      ---------
Net increase (decrease) in cash                         115,634        (79,704)
Cash at beginning of period                             253,499        323,271
                                                      ---------      ---------
Cash at end of period                                $  369,133     $  243,567
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 1% to $350,012 for the six months ended June 30, 2001 as compared to $346,895 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by a decline in production and lower average prices received for oil. For the six months ended June 30, 2001, 8,258 barrels of oil, 3,840 barrels of natural gas liquids ("NGLs") and 16,169 mcf of gas were sold, or 14,793 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 8,488 barrels of oil, 5,238 barrels of NGLs and 20,402 mcf of gas were sold, or 17,126 BOEs.

The average price received per barrel of oil decreased $.53, or 2%, from $27.71 for the six months ended June 30, 2000 to $27.18 for the same period in 2001. The average price received per barrel of NGLs increased $.47, or 3%, from $13.93 during the six months ended June 30, 2000 to $14.40 for the same period in 2001. The average price received per mcf of gas increased 129% from $1.90 during the six months ended June 30, 2000 to $4.35 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gains on disposition of assets of $6,447 and $9,859 were recognized during the six months ended June 30, 2001 and 2000, respectively. The gain recognized during the six months ended June 30, 2001 resulted from equipment credits received on one well that was plugged and abandoned during the current period. Expenses incurred during the six months ended June 30, 2001 to plug this well were $10,766. The gain recognized during the six months ended June 30, 2000 resulted from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $185,128 for the six months ended June 30, 2001 as compared to $239,607 for the same period in 2000, a decrease of $54,479, or 23%. This decrease was primarily due to a decline in production costs, offset by increases in abandoned property costs, depletion and general and administrative expenses ("G&A").

Production costs were $127,329 for the six months ended June 30, 2001 and $199,253 for the same period in 2000, resulting in a decrease of $71,924, or 36%. This decrease was primarily due to lower workover and well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 1% from $10,407 for the six months ended June 30, 2000 to $10,506 for the same period in 2001, primarily due to an increase in audit and tax fees.

Depletion was $36,527 for the six months ended June 30, 2001 as compared to $29,947 for the same period in 2000, an increase of $6,580, or 22%. This increase was primarily due to a downward revision to proved reserves during the period ended June 30, 2001 due to lower commodity prices as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 22% to $154,567 for the three months ended June 30, 2001 as compared to $197,479 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and NGLs and a decline in production, offset by higher average prices received for gas. For the three months ended June 30, 2001, 3,841 barrels of oil, 1,984 barrels of NGLs and 7,439 mcf of gas were sold, or 7,065 BOEs. For the three months ended June 30, 2000, 4,780 barrels of oil, 2,886 barrels of NGLs and 10,613 mcf of gas were sold, or 9,435 BOEs.

The average price received per barrel of oil decreased $.58, or 2%, from $27.50 for the three months ended June 30, 2000 to $26.92 for the same period in 2001. The average price received per barrel of NGLs decreased $1.83, or 12%, from $14.66 during the three months ended June 30, 2000 to $12.83 for the same period in 2001. The average price received per mcf of gas increased 55% from $2.23 during the three months ended June 30, 2000 to $3.46 for the same period in 2001.

Gain on disposition of assets of $6,447 was recognized during the three months ended June 30, 2001 resulting from equipment credits received on one well plugged and abandoned during the current period. Expenses incurred to plug this well were $10,766.

Costs and Expenses:

Total costs and expenses decreased to $93,876 for the three months ended June 30, 2001 as compared to $147,866 for the same period in 2000, a decrease of $53,990, or 37%. This decrease was primarily due to declines in production costs, G&A and depletion, offset by an increase in abandoned property costs.

Production costs were $61,994 for the three months ended June 30, 2001 and $124,619 for the same period in 2000 resulting in a $62,625 decrease, or 50%. This decrease was primarily due to lower workover and well maintenance costs.

During this period, G&A decreased 22% from $5,925 for the three months ended June 30, 2000 to $4,643 for the same period in 2001, primarily due to a lower allocation of the managing general partner's G&A being allocated as a result of lower oil and gas revenues during the three months ended June 30, 2001 as compared to the period ended June 30, 2000, in addition to decreased audit and tax fees.

Depletion was $16,473 for the three months ended June 30, 2001 as compared to $17,322 for the same period in 2000, a decrease of $849, or 5%. This decrease was primarily due to a decline in oil production of 939 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $119,583 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was primarily due to a reduction of $56,986 in working capital, an increase of $1,538 in oil and gas sales receipts and a decline in production costs of $71,924, offset by increases in abandoned property costs of $10,766 and G&A expenses of $99. The increase in oil and gas receipts resulted from the increase in gas and NGL prices of $52,442 during 2001, offset by a decline of $46,359 in production and a $4,545 decline in oil prices in 2001 as compared to the same period in 2000. The decrease in production costs was primarily due to lower workover and well maintenance costs. The increase in G&A was primarily due to an increase in audit and tax fees.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 2000 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $6,447 and $9,859 were recognized during the six months ended June 30, 2001 and 2000, respectively. Proceeds during 2001 were from equipment credits on one well that was plugged and abandoned during the current period. Proceeds during 2000 were from equipment credits on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $154,242, of which $1,542 was distributed to the managing general partner and $152,700 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $232,627, of which $2,326 was distributed to the managing general partner and $230,301 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                          PARKER & PARSLEY PRODUCING
                                          PROPERTIES 88-A, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 7, 2001           By:      /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer