Form 10-Q
period 2001-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 88-A LP
filed 2001-11-09
CIK 837893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


                         Commission File No. 33-19133-A


                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Delaware                                 75-2225758
    -----------------------------------------          ---------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas              75039
-------------------------------------------------           ------------
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

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2001 and
              December 31, 2000.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2001 and 2000...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2001...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    8


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   12

           Signatures...............................................   13

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                  September 30,   December 31,
                                                      2001            2000
                                                  ------------    -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $   343,338     $   253,499
   Accounts receivable - oil and gas sales             72,540         115,810
                                                   ----------      ----------
           Total current assets                       415,878         369,309
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             4,855,712       4,855,712
Accumulated depletion                              (3,793,693)     (3,719,241)
                                                   ----------      ----------
           Net oil and gas properties               1,062,019       1,136,471
                                                   ----------      ----------
                                                  $ 1,477,897     $ 1,505,780
                                                   ==========      ==========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $    29,420     $    11,054

Partners' capital:
   Managing general partner                            14,416          14,879
   Limited partners (11,222 interests)              1,434,061       1,479,847
                                                   ----------      ----------
                                                    1,448,477       1,494,726
                                                   ----------      ----------
                                                  $ 1,477,897     $ 1,505,780
                                                   ==========      ==========




The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Three months ended        Nine months ended
                                               September 30,             September 30,
                                         ----------------------    ------------------------
                                            2001         2000        2001          2000
                                         ---------    ---------    ---------    -----------
Revenues:
   Oil and gas                           $ 160,309    $ 182,810    $ 510,321    $   529,705
   Interest                                  2,283        4,475        8,508         12,279
   Gain on disposition of assets               -            -          6,447          9,859
                                          --------     --------     --------      ---------
                                           162,592      187,285      525,276        551,843
                                          --------     --------     --------      ---------
Costs and expenses:
   Oil and gas production                   72,619       64,917      199,948        264,170
   General and administrative                3,974        5,484       14,480         15,891
   Impairment of oil and gas properties     18,255          -         18,255            -
   Depletion                                19,670       19,737       56,197         49,684
   Abandoned property                          -            -         10,766            -
                                          --------     --------     --------      ---------
                                           114,518       90,138      299,646        329,745
                                          --------     --------     --------      ---------
Net income                               $  48,074    $  97,147    $ 225,630    $   222,098
                                          ========     ========     ========     ==========
Allocation of net income:
   Managing general partner              $     480    $     971    $   2,256    $     2,221
                                          ========     ========     ========     ==========
   Limited partners                      $  47,594    $  96,176    $ 223,374    $   219,877
                                          ========     ========     ========     ==========
Net income per limited
   partnership interest                  $    4.25    $    8.57    $   19.91    $     19.59
                                          ========     ========     ========     ==========




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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          Managing
                                          general      Limited
                                          partner      partners        Total
                                         ---------    ----------    ----------


Balance at January 1, 2001               $  14,879    $1,479,847    $1,494,726

    Distributions                           (2,719)     (269,160)     (271,879)

    Net income                               2,256       223,374       225,630
                                          --------     ---------     ---------

Balance at September 30, 2001            $  14,416    $1,434,061    $1,448,477
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  225,630    $  222,098
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Impairment of oil and gas properties               18,255           -
        Depletion                                          56,197        49,684
        Gain on disposition of assets                      (6,447)       (9,859)
   Changes in assets and liabilities:
        Accounts receivable                                43,270        (1,287)
        Accounts payable                                   18,366        16,675
                                                        ---------     ---------
           Net cash provided by operating activities      355,271       277,311
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                        -            (782)
   Proceeds from asset dispositions                         6,447         9,859
                                                        ---------     ---------
           Net cash provided by investing activities        6,447         9,077
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (271,879)     (339,285)
                                                        ---------     ---------
Net increase (decrease) in cash                            89,839       (52,897)
Cash at beginning of period                               253,499       323,271
                                                        ---------     ---------
Cash at end of period                                  $  343,338    $  270,374
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

                PARKER & PARSLEY PRODUCING PROPERTIES 88-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 88-A, L.P. (the "Partnership") is a limited partnership organized in 1988 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $18,255 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $2,088,664 of which $2,053,405 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 4% to $510,321 for the nine months ended September 30, 2001 as compared to $529,705 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and a decline in production, offset by higher average prices received for gas and natural gas liquids ("NGLs"). For the nine months ended September 30, 2001, 12,433 barrels of oil, 6,103 barrels of NGLs and 26,047 mcf of gas were sold, or 22,877 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 12,685 barrels of oil, 7,553 barrels of NGLs and 29,106 mcf of gas were sold, or 25,089 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.70, or 6%, from $28.54 for the nine months ended September 30, 2000 to $26.84 for the same period in 2001. The average price received per barrel of NGLs increased $.12, or 1%, from $13.80 during the nine months ended September 30, 2000 to $13.92 for the same period in 2001. The average price received per mcf of gas increased 61% from $2.18 during the nine months ended September 30, 2000 to $3.52 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gains on disposition of assets of $6,447 and $9,859 were recognized during the nine months ended September 30, 2001 and 2000, respectively. The gain recognized during the nine months ended September 30, 2001 resulted from equipment credits received on one well that was plugged and abandoned during the current period. Expenses incurred during the nine months ended September 30, 2001 to plug this well were $10,766. The gain recognized during the period ended September 30, 2000 resulted from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $299,646 for the nine months ended September 30, 2001 as compared to $329,745 for the same period in 2000, a decrease of $30,099, or 9%. This decrease resulted from decreases in production costs and general and administrative expenses ("G&A"), offset by increases in the impairment of oil and gas properties, abandoned property costs and depletion.

Production costs were $199,948 for the nine months ended September 30, 2001 and $264,170 for the same period in 2000 resulting in a $64,222 decrease, or 24%. The decrease was primarily due to lower workover expenses and well maintenance costs, offset by higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 9% from $15,891 for the nine months ended September 30, 2000 to $14,480 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of lower oil and gas revenues.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $18,255 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $56,197 for the nine months ended September 30, 2001 as compared to $49,684 for the same period in 2000, representing an increase of $6,513, or 13%. This increase was primarily the result of a downward revision in proved reserves during the period ended September 30, 2001 due to lower commodity prices as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 12% to $160,309 for the three months ended September 30, 2001 as compared to $182,810 for the same period in 2000. The decrease in revenues resulted from lower average prices received, offset by a slight increase in production. For the three months ended September 30, 2001, 4,175 barrels of oil, 2,263 barrels of NGLs and 9,878 mcf of gas were sold, or 8,084 BOEs. For the three months ended September 30, 2000, 4,197 barrels of oil, 2,315 barrels of NGLs and 8,704 mcf of gas were sold, or 7,963 BOEs.

The average price received per barrel of oil decreased $4.06, or 13%, from $30.23 for the three months ended September 30, 2000 to $26.17 for the same period in 2001. The average price received per barrel of NGLs decreased $.38, or 3%, from $13.50 during the three months ended September 30, 2000 to $13.12 for the same period in 2001. The average price received per mcf of gas decreased 24% from $2.84 during the three months ended September 30, 2000 to $2.16 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $114,518 for the three months ended September 30, 2001 as compared to $90,138 for the same period in 2000, an increase of $24,380, or 27%. This increase was due to increases in the impairment of oil and gas properties and production costs, offset by declines in G&A and depletion.

Production costs were $72,619 for the three months ended September 30, 2001 and $64,917 for the same period in 2000, resulting in a $7,702 increase, or 12%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by a decline in workover expenses.

During this period, G&A decreased 28% from $5,484 for the three months ended September 30, 2000 to $3,974 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated as a result of lower oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $18,255 related to its proved oil and gas properties during the three months ended September 30, 2001.

Depletion was $19,670 for the three months ended September 30, 2001 as compared to $19,737 for the same period in 2000, representing a decrease in depletion of $67.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $77,960 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to decreases in production costs of $64,222 and G&A expenses of $1,411 and a reduction of $46,248 in working capital, offset by a decrease in oil and gas sales receipts of $23,155 and an increase in abandoned property costs of $10,766. The decrease in production costs was primarily due to lower workover expenses and well maintenance costs, offset by higher ad valorem taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of lower oil and gas revenues. The decrease in oil and gas receipts resulted from the decline in oil prices of $21,616 during 2001 and $37,714 resulting from the decline in production during 2001 as compared to the same period in 2000, offset by an increase in gas and NGL prices of $36,175.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the nine months ended September 30, 2000 were related to equipment upgrades on various oil and gas properties.

Proceeds from disposition of assets of $6,447 and $9,859 were recognized during the nine months ended September 30, 2001 and 2000, respectively. The proceeds recognized during the nine months ended September 30, 2001 resulted from equipment credits received on one well that was plugged and abandoned during the current period. The proceeds recognized during the period ended September 30, 2000 resulted from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $271,879, of which $2,719 was distributed to the managing general partner and $269,160 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $339,285, of which $3,393 was distributed to the managing general partner and $335,892 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY PRODUCING
                                           PROPERTIES 88-A, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 9, 2001           By:    /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer